Form 10-Q
period 2015-06-30
Gores Holdings, Inc.
filed 2015-10-02
CIK 1644406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-37540

GORES HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4168492
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9800 Wilshire Blvd. Beverly Hills, CA	90212
(Address of Principal Executive Offices)	(Zip Code)

(310) 209-3010

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of October 1, 2015, 37,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 9,375,000 shares of Class F Common Stock, par value $0.0001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Information

GORES HOLDINGS, INC.

CONDENSED BALANCE SHEET

June 30, 2015

(Unaudited)

CURRENT ASSETS:
Cash	$105,500
Deferred offering costs associated with public offering	252,118

Total assets	$357,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$194,618
Notes and advances payable – related party	150,000

Total liabilities	344,618

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Common stock
Class A common stock, $0.0001 par value; 125,000,000 shares authorized, no shares issued and outstanding	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 9,375,000 shares issued and outstanding(1)	938
Additional paid-in-capital	24,062
Deficit accumulated	(12,000)

Total stockholders’ equity	13,000

Total liabilities and stockholders’ equity	$357,618

(1)	Reflects the subsequent forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to condensed financial statements.

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

For the Period from June 1, 2015 (inception) to June 30, 2015

(Unaudited)

Revenues	$—
Professional fees	(12,000)

Net loss	(12,000)

Weighted average common shares outstanding(1)	9,375,000
Basic and diluted
Net loss per common share:	$(0.00)
Basic and diluted

(1)	Reflects the subsequent forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to condensed financial statements.

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 1, 2015 (inception) to June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Balance at June 1, 2015 (inception)	—	$—	$—	$—	$—
Sale of Class F common stock to Sponsor in June 2015(1)	9,375,000	938	24,062	—	25,000
Net loss	—	—	—	(12,000)	(12,000)

Balance at June 30, 2015	9,375,000	$938	$24,062	$(12,000)	$13,000

(1)	Reflects the subsequent forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to condensed financial statements.

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from June 1, 2015 (inception) to June 30, 2015

(Unaudited)

Cash flows from operating activities:
Net loss	$(12,000)
Changes in deferred offering costs associated with public offering	(252,118)
Changes in accrued expenses, formation and offering costs	194,618

Net cash used by operating activities	(69,500)

Cash flows from financing activities:
Proceeds from note payable – related party	$150,000
Proceeds from sale of Class F common stock to Sponsor	25,000

Net cash provided by financing activities	175,000

Increase in cash	105,500
Cash at beginning of period	—

Cash at end of period	$105,500

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued expenses	$182,618

See accompanying notes to condensed financial statements.

GORES HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Organization and General:

Gores Holdings, Inc. (the “Company”) was incorporated in Delaware on June 1, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

At June 30, 2015, the Company had not commenced any operations or generated significant revenue to date. All activity for the period from June 1, 2015 (inception) through June 30, 2015 relates to the Company’s formation and the initial public offering (“Public Offering”) described below. The Company has selected December 31st as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined in Note 3 below) (the “Public Offering”), although substantially all of the net proceeds of the Public Offering and the private placement of warrants (as described in Note 4 below, the “Private Placement” and such warrants issued in connection with the Private Placement, the “Private Placement Warrants”) are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Sponsor:

The Company’s sponsor is Gores Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing:

On June 12, 2015, the Sponsor loaned the Company an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the Public Offering, and on August 6, 2015, the Sponsor loaned the Company an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 (together, the “Notes”) to cover expenses related to the Public Offering. On August 13, 2015, the registration statement for the Company’s Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”). On August 19, 2015, the Company consummated the Public Offering and received proceeds, net of the underwriter’s discounts and commissions, of $367,500,000 (including approximately $13,125,000 of the underwriters’ deferred commissions) and simultaneously received $9,500,000 from the issuance of 19,000,000 Private Placement Warrants. The Notes were repaid in full upon the completion of the Public Offering.

The Trust Account:

On August 19, 2015, $375,000,000 of the proceeds from the Public Offering and the Private Placement were placed in a U.S.-based trust account (the “Trust Account”). The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company amended and restated its certificate of incorporation on August 13, 2015, to provide that, other than the withdrawal of interest income to pay taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units being sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of such shares of Class A Common Stock if it does not complete a Business

Combination within 24 months from the closing of the Public Offering and (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law).

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares of Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of Class A common stock and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC 480, “Distinguishing Liabilities from Equity.”

The Company will only have 24 months from the closing date of the Public Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Class A common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $50,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their initial shares; however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire shares of Class A common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2015 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements as of June 12, 2015 and for the period from June 1, 2015 through June 12, 2015 included in the final prospectus filed with the SEC on August 14, 2015, as well as the Company’s audited balance sheet as of August 19, 2015 included in the Form 8-K filed with the SEC on August 24, 2015. The interim results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the period from June 1, 2015 (Inception) through December 31, 2015 or for any future interim periods.

Development Stage Company:

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities” and has adopted Accounting Standards Update (“ASU”) 2014-10. At June 30, 2015, the Company has neither engaged in any operations nor generated significant revenue to date. All activity through June 30, 2015 related to the Company’s formation and the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Loss Per Common Share:

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. Weighted average shares were retroactively restated to reflect the forfeiture of 1,437,500 shares of Class F common stock held by the Sponsor prior to the pricing of the Public Offering and an additional 687,500 shares of Class F common stock held by the Sponsor subsequent to the expiration of the underwriters’ remaining over-allotment option (as described in Note 5 below). At June 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Deferred offering costs of approximately $252,118 consist principally of professional fees incurred. These costs, together with the underwriter discounts and commissions, were charged to capital upon completion of the Public Offering.

Organizational Costs:

Organizational costs include certain professional fees. These costs are expensed as incurred. For the period of June 1, 2015 (inception) to June 30, 2015, the Company has incurred organizational costs of $12,000.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2015, the Company has a deferred tax asset of approximately $4,080 related to net operating loss carry forwards and startup costs. Management has provided a full valuation allowance of the deferred tax asset.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board issued ASU 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has adopted ASU 2014-10. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Public Offering

On August 19, 2015, the Company sold 37,500,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $375,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one redeemable common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of Class A common stock. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of Class A common stock issuable upon exercise of the Warrants.

The Company paid an upfront underwriting discount of 2.00% ($7,500,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Commissions”) of 3.50% of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

Note 4 — Related Party Transactions

Founder Shares:

On June 12, 2015, the Sponsor purchased 11,500,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. On August 5, 2015, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”) at their original purchase price. Immediately prior to the pricing of the Public Offering, the Sponsor forfeited 1,437,500 Founder Shares and following the expiration of the underwriters’ remaining over-allotment option, the Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The condensed financial statements have been retroactively restated to reflect the forfeiture. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

Private Placement Warrants:

As of June 30, 2015, the Sponsor had agreed to purchase from the Company an aggregate of 18,000,000 Private Placement Warrants (or 20,100,000 Private Placement Warrants if the over-allotment option was exercised in full) at a price of $0.50 per warrant ($9,000,000 in the aggregate, or $10,050,000 if the over-allotment option was exercised in full) in a private placement to occur simultaneously with the completion of the Public Offering. On August 19, 2015, simultaneously with the completion of the Public Offering, the Sponsor purchased 19,000,000 Private Placement Warrants for an aggregate purchase price of $9,500,000. Each Private Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per half share. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees.

Registration Rights:

The holders of Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on August 13, 2015. These holders will also have certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Sponsor Loan:

On June 12, 2015, the Sponsor loaned the Company an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the Public Offering, and on August 6, 2015, the Sponsor loaned the Company an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of December 31, 2015 or the completion of the Public Offering. These Notes were repaid in full upon the completion of the Public Offering.

Administrative Services Agreement:

The Company entered into an administrative services agreement on August 13, 2015, pursuant to which it has agreed to pay to an affiliate of the Sponsor $10,000 a month for office space, utilities and secretarial support. Services commenced on the date the securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Note 5 — Stockholders’ Equity

Common Stock:

The Company is authorized to issue 145,000,000 shares of common stock, consisting of 125,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and 20,000,000 shares of Class F common stock, par value $0.0001 per share (the “Class F common stock”). Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 30, 2015, there were no shares of Class A common stock and 11,500,000 shares of Class F common stock issued and outstanding. Immediately prior to the pricing of the Public Offering, the Sponsor forfeited 1,437,500 Founder Shares and following the expiration of the underwriters’ remaining over-allotment option, the Sponsor forfeited an additional 687,500 Founder Shares. The condensed financial statements have been retroactively restated to reflect the forfeiture.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2015, there were no shares of preferred stock issued and outstanding.

Note 6 — Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us” or “we” refer to Gores Holdings, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation on June 1, 2015 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the private placement of warrants that occurred simultaneously with the consummation of the Public Offering, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

For the period from June 1, 2015 (inception) to June 30, 2015, we had a net loss of $12,000. The Company’s entire activity from June 1, 2015 through June 30, 2015, was in preparation for the Public Offering, which was consummated on August 19, 2015. Subsequent to August 19, 2015, our activities have mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 19, 2017.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $105,500 and a working capital surplus of $13,000. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial sale of shares of Class F common stock (the “Founder Shares”) to Gores Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of loans from our Sponsor of $300,000 which were repaid upon the closing of our Public Offering.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q (this “Report”), on August 19, 2015, we consummated the Public Offering of 37,500,000 units (which includes the partial exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of $375,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 19,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one-half of one share of our Class A common stock at $5.75 per half share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating proceeds, before expenses, of $9,500,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $377,000,000, net of the non-deferred portion of the underwriting discounts and commissions of $7,500,000. The amount of proceeds not deposited in the Trust Account (defined below) was $2,000,000 at the closing of the Public Offering and a portion of such proceeds, together with $25,000 from the sale of the Founder Shares to the Sponsor, were used to pay costs and expenses related to the Public Offering and for formation, general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its tax obligations. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report and “Use of Proceeds” under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

As of June 30, 2015, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On August 13, 2015, we entered into an administrative services agreement pursuant to which have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to underwriting commissions of 5.5%, of which 2.0% ($7,500,000) was paid at the closing of the Public Offering, and 3.5% ($13,125,000) was deferred. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through June 30, 2015 that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Through June 30, 2015, our efforts have been limited to organizational activities and activities relating to our Public Offering. We have neither engaged in any operations nor generated any revenues.

We have not engaged in any hedging activities since our inception on June 1, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on August 14, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On June 12, 2015, the Sponsor purchased 11,500,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. On August 5, 2015, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”) at their original purchase price. Immediately prior to the pricing of the Public Offering, the Sponsor forfeited 1,437,500 Founder Shares and following the expiration of the underwriters’ remaining over-allotment option, the Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares following completion of the Public Offering. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

Simultaneously with the consummation of the Public Offering, the Sponsor purchased from the Company an aggregate of 19,000,000 Private Placement Warrants at a price of $0.50 per warrant (a purchase price of $9,500,000) in a private placement that occurred simultaneously with the completion of the Public Offering. Each Private

Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per half share. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Subsequent to the quarterly period covered by this Report, on August 19, 2015, we consummated our Public Offering of 37,500,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $375,000,000. Deutsche Bank Securities Inc. acted as the sole book-running manager for the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-205734). The SEC declared the registration statement effective on August 13, 2015.

Through August 19, 2015, we incurred approximately $782,839 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $7,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $13,125,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. Prior to the closing of the Public Offering, the Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. These loans were repaid upon completion of the Public Offering out of the $900,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the Securities and Exchange Commission on August 14, 2015.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $13,125,000 in underwriting commissions, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $376,100,000, of which $375,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS, INC. (Registrant)

Date: October 2, 2015
	By:	/s/ Kyle Wheeler
Kyle Wheeler President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)