Form 10-Q/A
period 2015-06-30
Gores Holdings, Inc.
filed 2015-10-23
CIK 1644406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of October 22, 2015, 37,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 9,375,000 shares of Class F Common Stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Gores Holdings, Inc. for the period ended June 30, 2015 is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment contains only the cover page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page, the Sarbanes-Oxley Exhibits and Exhibit 101. This Amendment speaks as of the filing date of the original Form 10-Q (the “Filing date”), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on October 2, 2015.

Item 6.  Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS, INC. (Registrant)

Date: October 23, 2015

	By:	/s/ Kyle Wheeler
Kyle Wheeler President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)