Form 10-Q
period 2015-09-30
Gores Holdings, Inc.
filed 2015-11-16
CIK 1644406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 13, 2015, 37,500,000 shares of Class A Common Stock, par value $0.0001 per share, and 9,375,000 shares of Class F Common Stock, par value $0.0001 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

GORES HOLDINGS, INC.

CONDENSED BALANCE SHEET

September 30, 2015

(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1,305,026
Prepaid expenses	292,921
Total current assets	1,597,947
Investments and cash held in Trust Account	375,001,130
Total assets	$376,599,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$440,000
State franchise tax accrual	135,000
Notes and advances payable – related party	—
Total current liabilities	575,000
Deferred underwriting compensation	13,125,000
Total liabilities	13,700,000

Commitments and Contingencies
Shares of Class A common stock subject to possible redemption; 35,789,907 shares at a redemption value of $10.00 per share	357,899,070

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,710,093 shares issued and outstanding (excluding 35,789,907 shares subject to possible redemption)	171
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 9,375,000 shares issued and outstanding(1)	938
Additional paid-in-capital	5,217,705
Deficit accumulated	(218,807)

Total stockholders’ equity	5,000,007

Total liabilities and stockholders’ equity	$376,599,077

(1)   Reflects the forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to condensed financial statements.

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2015	For the period from June 1, 2015 (inception) to September 30, 2015
Revenues	$—	$—
Professional fees and other expenses	(73,223)	(85,223)
State franchise taxes, other than income tax	(135,000)	(135,000)
Loss from operations	(208,223)	(220,223)
Other income - Interest income	1,416	1,416
Net loss	$(206,807)	$(218,807)

Weighted average common shares outstanding(1)	11,085,093	11,085,093
Basic and diluted

Net loss per common share:	$(0.02)	$(0.02)
Basic and diluted

(1)   Reflects the forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to condensed financial statements.

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 1, 2015 (inception) to September 30, 2015

(Unaudited)

	Common Stock		Additional	Deficit Accumulated During the 'Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance at June 1, 2015 (inception)	—	$—	$—	$—	$—
Sale of Class F common stock to Sponsor in June 2015(1)	9,375,000	938	24,062	—	25,000
Sale of 37,500,000 units at $10.00 per unit on August 19, 2015	37,500,000	3,750	374,996,250	—	375,000,000
Sale of 19,000,000 Private Placement Warrants to Sponsor on August 19, 2015 at $0.50 per Private Placement Warrant	—	—	9,500,000	—	9,500,000
Underwriters' discounts and commissions and offering expenses	—	—	(8,282,116)	—	(8,282,116)
Deferred underwriting compensation	—	—	(13,125,000)	—	(13,125,000)
Class A common stock subject to possible redemption; 35,789,907 shares at a redemption value of $10.00 per share	(35,789,907)	(3,579)	(357,895,491)	—	(357,899,070)
Net loss	—	—	—	(218,807)	(218,807)
Balance at September 30, 2015	11,085,093	$1,109	$5,217,705	$(218,807)	$5,000,007

(1)   Reflects the forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to condensed financial statements.

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from June 1, 2015 (inception) to September 30, 2015

(Unaudited)

Cash flows from operating activities:
Net loss	$(218,807)
Changes in prepaid expenses	(292,921)
Changes in state franchise tax accrual	135,000
Changes in accrued expenses, formation and offering costs	15,000

Net cash used by operating activities	(361,728)

Cash flows from investing activities:
Cash deposited in Trust Account	(375,000,000)
Interest reinvested in Trust Account	(1,130)

Net cash used in investing activities	(375,001,130)

Cash flows from financing activities:
Proceeds from notes payable – related party	300,000
Proceeds from sale of Class F common stock to Sponsor	25,000
Proceeds from sale of Units in initial public offering	375,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	9,500,000
Repayment of notes payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(7,500,000)
Payment of offering costs	(357,116)

Net cash provided by financing activities	376,667,884

Increase in cash	1,305,026
Cash at beginning of period	—

Cash at end of period	$1,305,026

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$13,125,000
Offering costs included in accrued expenses	$425,000

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

The Company’s entire activity from June 1, 2015 through August 19, 2015, was in preparation for the Company’s initial public offering (“Public Offering”), which was consummated on August 19, 2015. Subsequent to August 19, 2015, the Company’s activities have mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. The Company has selected December 31st as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (as defined in Note 3 below), although substantially all of the net proceeds of the Public Offering and the private placement of warrants (as described in Note 4 below, the “Private Placement” and such warrants issued in connection with the Private Placement, the “Private Placement Warrants”) are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

Sponsor:

The Company’s sponsor is Gores Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Financing:

On June 12, 2015, the Sponsor loaned the Company an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the Public Offering, and on August 6, 2015, the Sponsor loaned the Company an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 (together, the “Notes”) to cover expenses related to the Public Offering. On August 13, 2015, the registration statement for the Company’s Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”). On August 19, 2015 (the “Close Date”), the Company consummated the Public Offering and received proceeds, net of the underwriter’s discounts and commissions, of $367,500,000 (including $13,125,000 of the underwriters’ deferred commissions) and simultaneously received $9,500,000 from the issuance of 19,000,000 Private Placement Warrants. The Notes were repaid in full upon the completion of the Public Offering.

The Trust Account:

On the Close Date, $375,000,000 of the proceeds from the Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”). Funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, offering costs and continuing general and administrative expenses.

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

The Company held $2,000,000 of the proceeds from the Public Offering and the Private Placement outside the Trust Account at the Close Date, of which $300,000 was used to repay the Notes payable to the Sponsor.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. As a result, such shares of Class A common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2015 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s (i) audited financial statements as of June 12, 2015 and for the period from June 1, 2015 through June 12, 2015 included in the final prospectus filed with the SEC on August 14, 2015, (ii) unaudited condensed financial statements as of June 30, 2015 and for the period from June 1, 2015 through June 30, 2015 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 2, 2015, and (iii) audited balance sheet as of August 19, 2015 included in the Form 8-K filed with the SEC on August 24, 2015. The interim results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the period from June 1, 2015 (Inception) through December 31, 2015 or for any future interim periods.

Development Stage Company:

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities” and has adopted Accounting Standards Update (“ASU”) 2014-10. The Company’s entire activity from June 1, 2015 through August 19, 2015, was in preparation for the Public Offering, which was consummated on August 19, 2015. Subsequent to August 19, 2015, the Company’s activities have mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination.

Emerging Growth Company:

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

Redeemable Ordinary Shares:

All 37,500,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature as discussed above. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will it redeem its Class A common stock in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2015, 35,789,907 of the Company’s 37,500,000 shares of Class A common stock were classified outside of permanent equity.

Loss Per Common Share:

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of Class A common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. The Company has not considered the effect of (i) warrants sold in the Public Offering to purchase 18,750,000 shares of Class A common stock and (ii) the Private Placement Warrants to purchase 9,500,000 shares of Class A common stock, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. At September 30, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Offering Costs:

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs were $21,407,116 (including $20,625,000 in underwriters’ discounts and fees) consisting primarily of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and are charged to stockholders’ equity.

Income Taxes:

The Company follows the asset and liability method of accounting for income taxes under ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2015, the Company has a deferred tax asset of approximately $74,394 related to net operating loss carry forwards and startup costs. Management has provided a full valuation allowance of the deferred tax asset.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

State Franchise Taxes:

The Company is incorporated in Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

Note 4 — Related Party Transactions

Founder Shares:

On June 12, 2015, the Sponsor purchased 11,500,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. On August 5, 2015, the Sponsor transferred an aggregate of 50,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”) at their original purchase price. Immediately prior to the pricing of the Public Offering, the Sponsor forfeited 1,437,500 Founder Shares and following the expiration of the underwriters’ remaining over-allotment option, the Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. Such forfeitures were retroactively applied as indicated in the condensed statement of changes in stockholders’ equity to reflect an initial sale of 9,375,000 Founder Shares to the Sponsor in June 2015. The Founder Shares are identical to the Class A common stock included in the Units sold in the Public Offering except that the Founder Shares are convertible under the circumstances described below. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s certificate of incorporation.

Private Placement Warrants:

On the Close Date, simultaneously with the completion of the Public Offering, the Sponsor purchased 19,000,000 Private Placement Warrants for an aggregate purchase price of $9,500,000. Each Private Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per half share. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees.

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

Administrative Services Agreement:

The Company entered into an administrative services agreement on August 13, 2015, pursuant to which it has agreed to pay to an affiliate of the Sponsor $10,000 a month for office space, utilities and secretarial support. Services commenced on the date the securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the period from June 1, 2015 (inception) to September 30, 2015, the Company paid an affiliate of the Sponsor $15,000 for such services.

Note 5 — Cash Held in Trust Account

Gross proceeds of $375,000,000 and $9,500,000 from the Public Offering and the sale of the Private Placement Warrants, respectively, less underwriting discounts of $7,500,000 and $2,000,000 designated to fund the Company’s business, legal and accounting due diligence on prospective acquisitions, offering costs and continuing general and administrative expenses, were placed in the Trust Account at the Close Date.  Of $2,000,000 held outside the Trust Account at the Close Date, $300,000 was used to repay the Notes payable to the Sponsor. At September 30, 2015, funds in the Trust Account totaled $375,001,130 and were held in investment securities and cash, with investment securities consisting only of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations.  Such investment securities are carried at cost, which approximates fair value.

Note 6 — Deferred Underwriting Commission

The Company is committed to pay the Deferred Commissions of 3.50% of the gross proceeds of the Public Offering, or $13,125,000, to the underwriters upon the Company’s completion of a Business Combination. The underwriters are not entitled to receive any of the interest earned on Trust Account funds that would be used to pay the Deferred Commissions, and no Deferred Commissions are payable to the underwriters if a Business Combination is not completed within 24 months after the Close Date.

Note 7 — Stockholders’ Equity

Common Stock:

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and 20,000,000 shares of Class F common stock, par value $0.0001 per share (the “Class F common stock”). Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2015, there were 37,500,000 shares of Class A common stock and 9,375,000 shares of Class F common stock issued and outstanding.

Preferred Stock:

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2015, there were no shares of preferred stock issued and outstanding.

Note 8 — Subsequent Events

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

Overview

We are a blank check company incorporated as a Delaware corporation on June 1, 2015 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the private placement of warrants that occurred simultaneously with the consummation of the Public Offering, and from additional issuances, if any, of our capital stock and our debt, or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from June 1, 2015 (inception) to September 30, 2015, we had a net loss of $218,807. Our entire activity from June 1, 2015 through August 19, 2015, was in preparation for the Public Offering, which was consummated on August 19, 2015. Subsequent to August 19, 2015, our activities have mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 19, 2017.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents outside of the Trust Account (defined below) of $1,305,026 and a working capital surplus of $1,022,946. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial sale of shares of Class F common stock (the “Founder Shares”) to Gores Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of loans from our Sponsor of $300,000 which were repaid upon the closing of our Public Offering.

On August 19, 2015, we consummated the Public Offering of 37,500,000 units (which includes the partial exercise of the underwriters’ over-allotment option) at a price of $10.00 per unit generating gross proceeds of $375,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 19,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one-half of one share of our Class A common stock at $5.75 per half share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating proceeds, before expenses, of $9,500,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $377,000,000, net of the non-deferred portion of the underwriting discounts and commissions of $7,500,000. The amount of net proceeds not deposited in the Trust Account was $2,000,000 at the closing of the Public Offering and a portion of such proceeds, together with $25,000 from the sale of the Founder Shares to the Sponsor, were used to pay costs and expenses related to the Public Offering and for formation, general and administrative expenses. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, offering costs and continuing general and administrative expenses.  At September 30, 2015, funds held in the Trust Account consisted of investment securities and cash. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its tax obligations. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 3 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report and “Use of Proceeds” under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

Contractual obligations

As of September 30, 2015, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an administrative services agreement pursuant to which have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($7,500,000) was paid at the closing of the Public Offering, and 3.5% ($13,125,000) was deferred. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred underwriting commissions.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through September 30, 2015 that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering.

Redeemable Ordinary Shares

All 37,500,000 shares of Class A common stock sold as part of the units in the Public Offering contain a redemption feature as discussed above in Note 1 to the unaudited condensed interim financial statements. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will it redeem its Class A common stock in an amount that would cause its net tangible assets, or total shareholders’ equity, to fall below $5,000,001. Accordingly, at September 30, 2015, 35,789,907 of the Company’s 37,500,000 shares of Class A common stock were classified outside of permanent equity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our entire activity from June 1, 2015 through August 19, 2015, was in preparation for the Public Offering, which was consummated on August 19, 2015. Subsequent to August 19, 2015, our activities have mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination.

The net proceeds of the Public Offering and the sale of the Private Placement Warrants held in trust are comprised of investment securities and cash.  Funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government obligations.  The market risk associated with the funds held in the Trust Account relates to fluctuations in interest rates and the resulting impact on the value of the investment held in the Trust Account.  Due to the short-term nature of such investments, we do not believe that we will be subject to material exposure due to interest rate risk.

As September 30, 2015, $375,001,130 (including accrued interest and subject to reduction by $13,125,000 for deferred underwriter commissions due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating the Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On June 12, 2015, the Sponsor purchased 11,500,000 shares of Class F common stock (the “Founder Shares”) for $25,000, or approximately $0.002 per share. On August 5, 2015, the Sponsor transferred an aggregate of 50,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”) at their original purchase price. Immediately prior to the pricing of the Public Offering, the Sponsor forfeited 1,437,500 Founder Shares and following the expiration of the underwriters’ remaining over-allotment option, the Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares following completion of the Public Offering. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

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

Through September 30, 2015, we incurred approximately $782,116 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $7,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $13,125,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. Prior to the closing of the Public Offering, the Sponsor loaned us $300,000 to be used for a portion of the expenses of the Public Offering. These loans were repaid upon completion of the Public Offering out of the $900,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the Securities and Exchange Commission on August 14, 2015.

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

4.4

Warrant Agreement, dated August 13, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.1

Investment Management Trust Agreement, dated August 13, 2015, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.2

Registration Rights Agreement, dated August 13, 2015, among the Company, Gores Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.3

Amended and Restated Sponsor Warrants Purchase Agreement, dated August 13, 2015, between the Company and Gores Sponsor LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.4

Contribution Agreement, dated August 13, 2015, between the Company and Gores Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.5

Administrative Services Agreement, dated August 13, 2015, between the Company and The Gores Group, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.6

Letter Agreement, dated August 13, 2015, among the Company, its officers and directors, The Gores Group, LLC and Gores Sponsor LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.7

Indemnity Agreement, dated August 19, 2015, between the Company and Alec Gores (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.8

Indemnity Agreement, dated August 19, 2015, between the Company and Mark Stone (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.9

Indemnity Agreement, dated August 19, 2015, between the Company and Kyle Wheeler (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.10

Indemnity Agreement, dated August 19, 2015, between the Company and Randy Bort (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.11

Indemnity Agreement, dated August 19, 2015, between the Company and William Patton (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

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

Date: November 16, 2015
	By:	/s/ Kyle Wheeler
Kyle Wheeler President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)