Form 10-K
period 2015-12-31
Gores Holdings, Inc.
filed 2016-03-17
CIK 1644406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-37540

GORES HOLDINGS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	47-4168492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9800 Wilshire Blvd. Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 209-3010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock, $0.0001 par value, and one Warrant to purchase one-half of one share of Class A common stock	Nasdaq Capital Market

Class A common stock, $0.0001 par value per share	Nasdaq Capital Market

Warrants to purchase Class A common stock	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The registrant was not a public company as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 16, 2016, there were 37,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 9,375,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

GORES HOLDINGS, INC.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Gores Holdings, Inc., a blank check company incorporated in Delaware on June 1, 2015. References to our “Sponsor” refer to Gores Sponsor LLC, an affiliate of Mr. Alec E. Gores, our Chairman. References to “Gores” or “The Gores Group” refer to The Gores Group LLC, an affiliate of our Sponsor. References to our “Public Offering” refer to the initial public offering of Gores Holdings, Inc., which closed on August 19, 2015 (the “IPO Closing Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,”  “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and Business Combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholder value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

ii

PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check company incorporated on June 1, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On June 12, 2015, our Sponsor purchased an aggregate of 11,500,000 shares (the “Founder Shares”) of our Class F common stock, par value $0.0001 per share (the “Class F Common Stock”), for an aggregate purchase price of $25,000 or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 50,000 Founder Shares to the Company’s independent directors (together with our Sponsor, the “Initial Stockholders”).  On August 13, 2015, our Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the unexercised portion of the underwriters’ over-allotment option, our Sponsor forfeited an additional 687,500 Founder Shares, so that the Founder Shares held by our Initial Stockholders would represent 20% of our outstanding shares of Capital Stock (as defined below) immediately following the consummation of our Public Offering.

On August 19, 2015, we consummated our Public Offering of 37,500,000 units (the “Units”) of the Company, including 2,500,000 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Common Stock” and, together with the Class F Common Stock, the “Capital Stock”), and one warrant of the Company (“Warrant”) to purchase one-half of one share of Common Stock at an exercise price of $5.75 per half share of Common Stock (or $11.50 per whole share). The Units were sold at a price of $10.00 per share, generating gross proceeds to us of $375,000,000. Prior to the IPO Closing Date, we completed the private sale of an aggregate of 19,000,000 warrants to our Sponsor (the “Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, each exercisable to purchase one-half of one share of Common Stock at $5.75 per half share (or $11.50 per whole share), generating gross proceeds to us of $9,500,000. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On the IPO Closing Date, $375,000,000 of the gross proceeds from the Public Offering and the sale of the Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). Of the $9,500,000 held outside of the Trust Account, $7,500,000 was used to pay underwriting discounts and commissions, $300,000 was used to repay notes payable to our Sponsor and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earliest of (i) the completion of the Business Combination; (ii) the redemption of any shares of Common Stock properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Common Stock if we do not complete a Business Combination within 24 months from the IPO Closing Date and (iii) the redemption of 100% of the shares of Common Stock if we are unable to complete a Business Combination within 24 months from the IPO Closing Date (subject to applicable law).

On October 15, 2015, we announced that the holders of our Units may elect to separately trade the Common Stock and Warrants included in the Units commencing on October 16, 2015 on the Nasdaq Capital Market under the symbols “GRSH” and “GRSHW,” respectively. Those Units not separated will continue to trade on the National Association of Securities Dealers Automated Quotations Capital Market (“NASDAQ”) under the symbol “GRSHU.”

Business Strategy

Our acquisition and value creation strategy will be to identify, acquire and, after our Business Combination, to build a company in an industry or sector that complements the experience of our management team and can benefit from our operational expertise. Our acquisition selection process will leverage our team’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors.

In addition, we intend to utilize the networks and industry experience of Mr. Gores and The Gores Group in seeking a Business Combination. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s combined history of over 80 years of business experience, including in private equity and investment banking. We expect this network will provide our management team with a robust and consistent flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination and begin the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•	have a defensible core business, sustainable revenues and established customer relationships;
•	are undergoing change in capital structure, strategy, operations or growth;
•	can benefit from our operational and strategic approach;
•	offer a unique value proposition with transformational potential that can be substantiated during our detailed due diligence process; and
•	have reached a transition point in their lifecycle presenting an opportunity for transformation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

The NASDAQ rules require that our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our Business Combination. If our board of directors (the “Board”) is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Business Combination.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that our Business Combination is fair to our Company from a financial point of view.

Members of our management team may directly or indirectly own our Capital Stock and Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, executive officers, and directors have agreed, pursuant to a letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months after the IPO Closing Date.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred for marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for a Business Combination in the amount of $361,885,481 as of December 31, 2015, assuming no redemptions and after payment of up to $13,125,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using the proceeds held in the Trust Account from our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If a Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of Common Stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing a Business Combination, to fund the purchase of other companies or for working capital.

We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We anticipate that additional target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus dated August 13, 2015 relating to the Public Offering and know what types of businesses we are targeting. Members of our management team, including Mr. Gores, are affiliated with The Gores Group. The Gores Group is continuously made aware of potential business opportunities, one or more of which we may desire to pursue, for a Business Combination. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our Sponsor, our officers or directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the closing of a Business Combination other than the reimbursement of any out-of-pocket expenses or the repayment of loans that we may receive from time to time to fund our working capital needs.

We may seek to raise additional funds through a private offering of debt or equity securities in order to fund our working capital needs or in connection with the completion of a Business Combination, and we may effectuate a Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

Our Initial Stockholders hold 9,375,000 Founder Shares, which automatically convert into shares of Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of  Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our Public Offering and related to the closing of the Business Combination, the ratio at which the Founder Shares shall convert into shares of  Common Stock will be adjusted so that the number of shares of Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of Capital Stock outstanding upon the completion of the Public Offering plus all shares of Common Stock and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the Private Placement Warrants issued to our Sponsor. Holders of the Founder Shares and holders of our Common Stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law.

In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law or applicable stock exchange rules, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with a Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise in connection with a Business Combination.

Selection of a Target Business and Structuring of a Business Combination

The NASDAQ rules require that our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with a Business Combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with a Business Combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

To the extent we effect our Business Combination with a target business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such a business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete a Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of a Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. If we complete our Business Combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our executive officers will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of a Business Combination. Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the United States Securities and Exchange Commission (the “SEC”). However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each type of transaction.

Whether Stockholder
Type of Transaction	Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for a Business Combination if, for example:

•	we issue common stock that will be equal to or in excess of 20% of the number of shares of common stock then outstanding (other than in a public offering);
•

any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of a Business Combination. However, they have no current commitments, plans or intentions to engage in any such transactions and they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. None of the funds in the Trust Account will be used to purchase shares in such transactions. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Common Stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights For Public Stockholders Upon Completion of a Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2015 is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission (the “Deferred Discount”) totaling $13,125,000 that we will pay to the underwriters. Our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the completion of our Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of  Common Stock upon the completion of our Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding shares of Capital Stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•

file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act. At this time, no such plan currently exists.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of our Capital Stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding Capital Stock of the Company representing a majority of the voting power of all outstanding shares of Capital Stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after our Public Offering in favor of our Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any owned public shares in connection with the completion of a Business Combination.

Our amended and restated certificate of incorporation provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to a Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of a Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering, which we refer to as the “Excess Shares.” We believe this restriction discourages stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with a Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on a business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, we would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of our stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to us for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their shares. If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target business until 24 months after the IPO Closing Date.

Redemption of Public Shares and Liquidation if No Business Combination

We have only 24 months after the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants or the Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within 24 months after the IPO Closing Date.

Our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months from the closing of the Public Offering. However, if our Initial Stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the allotted 24-month time period.

Our Sponsor, executive officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of our Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of  Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $790,000 of proceeds held outside the Trust Account as of December 31, 2015, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds from our Public Offering and issuance of Private Placements, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00 as of December 31, 2015. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, Gores has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Gores will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Gores would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and Gores asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Gores to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Gores to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

As of December 31, 2015, we had access to up to approximately $790,000 from the proceeds of our Public Offering and the sale of the Private Placement Warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the completion of our Public Offering may be considered a liquidation distribution under Delaware law. If we comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to our stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to such stockholder, and any liability of our stockholders would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from our Public Offering, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our Business Combination within 24 months from our Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, Gores may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Gores will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our Business Combination within 24 months after the IPO Closing Date, if they properly tender their respective shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date or if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in our Trust Account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder voting in connection with the Business Combination alone will not result in such stockholder redeeming its shares for an applicable pro rata share of our Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our Initial Stockholders have agreed to waive any redemption rights with respect to their Founder Shares and public shares in connection with the completion of our Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of our Business Combination, we shall either (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•

we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of Capital Stock voted are voted in favor of the Business Combination;

•

if our Business Combination is not consummated within 24 months from the completion of our Public Offering, then our existence will terminate and we will distribute all amounts in our Trust Account; and

•

prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

These provisions cannot be amended without the approval of holders of 65% of Capital Stock. In the event we seek stockholder approval in connection with our Business Combination, our amended and restated certificate of incorporation provides that we may consummate our Business Combination only if approved by a majority of the shares of Capital Stock voted by our stockholders voting at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there may be numerous potential target businesses that we could acquire, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives many of these competitors an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding Warrants and Private Placement Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our Business Combination.

If we succeed in effecting our Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our Business Combination, we may not have the resources or ability to compete effectively.

Conflicts of Interest

The Gores Group manages several investment vehicles. Funds managed by Gores or its affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our Business Combination. If these funds decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Gores, including by Mr. Gores and other persons who may make decisions for the Company, may be suitable for both us and for a current or future Gores fund and may be directed to such investment vehicle rather than to us. Neither Gores nor members of our management team who are also employed by certain affiliates of The Gores Group have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Gores and/or our management, in their capacities as officers or managing directors of Gores or in their other endeavors, may choose to present potential Business Combinations to the related entities described above, current or future The Gores Group investment vehicles, or third parties, before they present such opportunities to us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

The Gores Group has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Gores will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Gores has sufficient funds to satisfy its indemnity obligations and we have not asked Gores to reserve for such indemnification obligations. Therefore, we cannot assure you that Gores would be able to satisfy those obligations. We believe the likelihood of Gores having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Employees

We currently have three executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed a Business Combination. The amount of time that Mr. Gores or any other members of our management will devote in any time period will vary based on whether a target business has been selected for a Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

Our Units, Common Stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of this website are not incorporated into this filing. Further, our references to the uniform resource locator (“URL”) for this website are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or International Financing Reporting Standards (“IFRS”). A particular target business identified by us as a potential acquisition candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2016 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company with no operating results, and we will not commence operations until completing a Business Combination. Because we have no operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Business Combination unless the Business Combination would require stockholder approval under applicable state law or the rules of NASDAQ, or if we decide to hold a stockholder vote for business or other reasons. For instance, the NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such a Business Combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our Business Combination even if holders of a majority of the outstanding shares of our Capital Stock do not approve of the Business Combination we consummate.  Please refer to “Item 1. Business – Stockholders May Not Have the Ability to Approve Our Business Combination” for additional information.

If we seek stockholder approval of our Business Combination, our Initial Stockholders have agreed to vote in favor of such Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Initial Stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with our Business Combination, our Initial Stockholders have agreed, and their permitted transferees will agree, to vote their Founder Shares, as well as any public shares purchased during or after our Public Offering, in favor of our Business Combination. We expect that our Initial Stockholders and their permitted transferees, if any, will own at least 20% of our outstanding Capital Stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Initial Stockholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the Business Combination.

Since our Board may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to a Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in our Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that a Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination may not be completed in the required time is increased. If our Business Combination is not completed in the required time, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete a Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 24 months after the IPO Closing Date. Consequently, such a target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our Sponsor, executive officers and directors have agreed that we must complete our Business Combination within 24 months after the IPO Closing Date. We may not be able to find a suitable target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of such net interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of Common Stock.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of Common Stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months after the IPO Closing Date and (iii) the redemption of all of our public shares if we are unable to complete our Business Combination within 24 months after the IPO Closing Date, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our Business Combination. In order to continue listing our securities on NASDAQ prior to our Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Common Stock and Warrants are listed on NASDAQ and are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders are not afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the IPO Closing Date and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

If we seek stockholder approval of a Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of Common Stock, you will lose the ability to redeem all such shares in excess of 15% of Common Stock.

If we seek stockholder approval of a Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that The Gores Group is unable to indemnify), and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Common Stock redeemed and, in the event we seek stockholder approval of our Business Combination, we make purchases of our Common Stock, potentially reducing the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that The Gores Group is unable to indemnify) and our Warrants will expire worthless.

If the net proceeds of our Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after our Public Offering, we may be unable to complete our Business Combination.

As of December 31, 2015, we have approximately $790,000 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months after the IPO Closing Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that The Gores Group is unable to indemnify) and our Warrants will expire worthless.

If the net proceeds of the Public Offering not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we will depend on loans from our Sponsor or management team to fund our search, to pay our taxes and to complete our Business Combination.

Of the net proceeds from our Public Offering, only approximately $790,000 is available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that The Gores Group is unable to indemnify), and our Warrants will expire worthless.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement. As such, there is a risk that we will be unable to continue as a going concern and consummate our Business Combination.

We are a recently formed blank check company, and as we have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement, there is a risk that we will be unable to continue as a going concern and consummate our Business Combination. If we do not complete our Business Combination within 24 months of the IPO Closing Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering. In addition if we fail to complete our Business Combination, there will be no redemption rights or liquidating distributions with respect to our Warrants or the Private Placement Warrants, which will expire worthless.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any funds held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the funds held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. The Gores Group, LLC has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Gores will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Gores has sufficient funds to satisfy its indemnity obligations and we have not asked Gores to reserve for such indemnification obligations. Therefore, we cannot assure you that Gores would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Gores, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and Gores asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Gores to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Gores to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in our Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments, and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the Trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a Business Combination. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that The Gores Group is unable to indemnify), and our Warrants will expire worthless.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the closing of our Public Offering may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our Public Offering in the event we do not complete our Business Combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after our consummation of a Business Combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate a Business Combination (unless required by NASDAQ), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Common Stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We are not registering the shares of Common Stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant agreement, we have agreed, as soon as practicable, but in no event later than fifteen (15) business days after the closing of our Business Combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Common Stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption is available. Notwithstanding the above, if our Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Common Stock included in the Units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Common Stock for sale under all applicable state securities laws.

The grant of registration rights to our Initial Stockholders and holders of our Private Placement Warrants may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of Common Stock.

Pursuant to an agreement entered into at the IPO Closing Date, our Initial Stockholders and their permitted transferees can demand that we register their Founder Shares after those shares convert to shares of our Common Stock at the time of our Business Combination. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register such Warrants or the Common Stock issuable upon exercise of such Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Common Stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Common Stock that is expected when the Common Stock owned by our Initial Stockholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet executed or consummated any definitive agreements with any identified Business Combination target, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to stockholders than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target business that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target business that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target business that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that The Gores Group is unable to indemnify) and our Warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination.

We may issue additional shares of Common Stock or preferred stock to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Common Stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Common Stock, 20,000,000 shares of Class F Common Stock and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2015, there were 134,250,000 and 10,625,000 authorized but unissued shares of Common Stock and Class F Common Stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the outstanding Class F Common Stock. Shares of Class F Common Stock are automatically convertible into shares of our Common Stock at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated certificate of incorporation. As of December 31, 2015, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Common Stock, and may issue shares of preferred stock, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Common Stock upon conversion of the Class F Common Stock at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on our Business Combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of existing stockholders;
•	may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
•

could cause a change in control if a substantial number of shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, Common Stock and/or Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that The Gores Group is unable to indemnify) and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that The Gores Group is unable to indemnify), and our Warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our executive officers and directors have time and attention requirements for private investment funds of which The Gores Group is the investment manager. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our executive officers and directors are employed by affiliates of The Gores Group, which is the investment manager to various private investment funds which make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. Moreover, certain of our executive officers and directors have time and attention requirements for private investment funds of which The Gores Group is the investment manager.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Director, Executive Officers and Corporate Governance,” and Item 13. Certain Relationships and Related Transactions and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, The Gores Group and affiliates of our Sponsor have invested in sectors as diverse as industrials, technology, telecommunications, media and entertainment, business services, healthcare and consumer products. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described in “Item 10. Directors, Executive Officers and Corporate Governance” herein. Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm,  regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target business is appropriate for our Business Combination.

Our Initial Stockholders hold in the aggregate 9,375,000 Founder Shares, representing 20.0% of the total outstanding shares upon completion of our Public Offering. The Founder Shares will be worthless if we do not complete our Business Combination. In addition, our Sponsor holds an aggregate of 19,000,000 Private Placement Warrants that will also be worthless if we do not complete a Business Combination.

The Founder’s Shares are identical to the shares of Common Stock included in the Units, except that (i) the Founder Shares are subject to certain transfer restrictions, (ii) our Initial Stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to their Founder Shares and public shares owned in connection with the completion of our Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months after the IPO Closing Date (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Business Combination within such time period) and (iii) the Founder Shares are automatically convertible into shares of our Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business, completing a Business Combination and influencing the operation of the business following the Business Combination.

Since our Sponsor, executive officers and directors may not be reimbursed for their out-of-pocket expenses if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

At the closing of our Business Combination, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target Business Combination and completing our Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our Capital Stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Common Stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2015, the net proceeds from our Public Offering and the sale of the Private Placement Warrants provided us with approximately $361,885,481 that we may use to complete our Business Combination (excluding $13,125,000 of Deferred Discount being held in the Trust Account).

We may effectuate our Business Combination with a single target business, or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations, if there are multiple sellers, and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50%

or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

The exercise price for the Warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of the Warrants is higher than is typical with many similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is $5.75 per half share, or $11.50 per whole share, subject to adjustment as provided herein. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate their business combinations, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Business Combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our Capital Stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of our Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our Capital Stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Capital Stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our Capital Stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who currently own 20% of our Capital Stock will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Business Combination, because we have not yet identified any target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that The Gores Group is unable to indemnify), and our Warrants will expire worthless.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders currently own 20.0% of our issued and outstanding shares of Capital Stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Initial Stockholders purchase any additional shares of Common Stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Common Stock. In addition, our Board, whose members were elected by our Sponsor, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our Business Combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding Warrants.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 65% of the then outstanding public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of Common Stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of Common Stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our Warrants may have an adverse effect on the market price of our Common Stock and make it more difficult to effectuate our Business Combination.

We issued Warrants to purchase 18,750,000 shares of our Common Stock in the Public Offering and prior to our Public Offering, we issued Private Placement Warrants to our Sponsor to purchase 9,500,000 shares of our Common Stock. To the extent we issue shares of Common Stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Common Stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our Common Stock and reduce the value of the shares of our Common Stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Units in our Public Offering except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Because each Warrant is exercisable for only one-half of one share of our Common Stock, the Units may be worth less than units of other blank check companies.

Each Warrant is exercisable for one-half of one share of Common Stock. Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Common Stock to be issued to the Warrant holder. As a result, Warrant holders who did not purchase an even number of Warrants must sell any odd number of Warrants in order to obtain full value from the fractional interest that will not be issued. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2016. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our  Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of our Board to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our Business Combination with a company but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future Business Combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 9800 Wilshire Blvd, Beverly Hills, California 90212. The cost for this space is included in the $10,000 per month fee that we pay The Gores Group for office space, utilities and secretarial support. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Market Information

Our Units began trading on the NASDAQ under the symbol “GRSHU” on August 14, 2015. On October 18, 2015, we announced that holders of our Units could elect to separately trade the Common Stock and Warrants included in the Units, or continue to trade the Units without separating them. On October 19, 2015, the Common Stock and Warrants began trading on NASDAQ under the symbols “GRSH” and “GRSHW,” respectively. Each Warrant entitles the holder to purchase one-half of one share of Common Stock at a price of $5.75 per half share, subject to adjustment as described in our final prospectus dated August 13, 2015 related to the Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Common Stock and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the IPO Closing Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, Common Stock and Warrants as reported on the NASDAQ for the period from August 14, 2015 (the first day on which our Units began trading) through December 31, 2015, and our Common Stock and Warrants for the period from October 19, 2015 (the first day on which our Common Stock and Warrants began trading separately) through December 31, 2015.

	Units (GRSHU)		Common Stock (GRSH)		Warrants (GRSHW)
Year ended December 31, 2015:	High	Low	High	Low	High	Low
Quarter ended September 30, 2015 (1)	$10.49	$10.00	$—	$—	$—	$—
Quarter ended December 31, 2015 (2)	$10.43	$9.96	$10.00	$0.01	$0.65	$0.28

(1)	Beginning on August 14, 2015 with respect to GRSHU
(2)	Beginning on October 16, 2015 with respect to GRSH and GRSHW
(b)	Holders

As of March 15, 2016, there was one holder of record of our Units, one holder of record of our separately traded shares of Common Stock and two holders of record of our separately traded Warrants.

(c)	Dividends

We have not paid any cash dividends on our Common Stock or Class F Common Stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The graph below compares the cumulative total return for our Units from August 14, 2015 (the first day on which our Units began trading) through December 31, 2015 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ. The graph assumes $100 invested on August 14, 2015 in our Units and $100 invested at that same time in each of the three indices presented.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On June 12, 2015, our Sponsor purchased 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 50,000 Founder Shares to our independent directors. On August 13, 2015, our Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the underwriters’ remaining over-allotment option, our Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of Capital Stock following the completion of our Public Offering. Our Public Offering was consummated on August 19, 2015.

Prior to the IPO Closing Date, we completed the private sale of an aggregate of 19,000,000 Private Placement Warrants to our Sponsor at a price of $0.50 per Private Placement Warrant, generating total proceeds, before expenses, of $9,500,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in our Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by the Company were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On August 13, 2015, our registration statement on Form S-1 (File No. 333-205734) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 37,500,000 Units at an offering price to the public of $10.00 per Unit, including 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $375,000,000.

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $376,100,000, of which $375,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account in the United States maintained by the Trustee.

Through December 31, 2015, we incurred approximately $8,282,117 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $7,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $13,125,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated August 13, 2015 which was filed with the SEC.

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2015, after giving effect to our Public Offering and our operations subsequent thereto, approximately $375,010,481 was held in the Trust Account, and we had approximately $790,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes selected historical financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, and the notes and schedules related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income Statement Data:

For the period from June 1, 2015 (inception) to December 31, 2015
Revenues	$—
Professional fees and other expenses	(411,207)
State franchise taxes, other than income tax	(69,917)
Loss from operations	(481,124)
Other income - Interest income	11,205
Net loss	$(469,919)

Per Share Data:

Weighted average common shares outstanding – basic and diluted (1)	10,856,156
Net loss per common share – basic and diluted	$(0.04)

(1)	Reflects the forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

Balance Sheet Data:

As of December 31, 2015
Working capital (1)	$762,484
Total assets (2)	$376,060,265
Total liabilities	$13,412,301
Value of Common Stock that may be redeemed in connection with an initial Business Combination ($10.00 per share)	$357,647,960
Stockholders’ equity (3)	$5,000,004

(1)	Includes $790,635 in cash held outside of the Trust Account, plus $259,149 of other assets, less $287,301 of current liabilities.
(2)	Includes $375,010,481 held in trust from the proceeds of the Public Offering, plus $790,635 in cash held outside of the Trust Account, plus $259,149 of other assets.
(3)	Excludes 35,764,796 shares of Common Stock subject to possible redemption in connection with an initial Business Combination (at a redemption value of $10.00 per share).

As of December 31, 2015, the total assets amount includes $375,010,481 being held in the Trust Account, $361,885,481of which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K (with $13,125,000 in deferred underwriting fees payable upon consummation of a Business Combination) and the remaining $790,635 being available to us for general working capital purposes. If a Business Combination is not so consummated, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to our public stockholders (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)).

If we seek stockholder approval of any Business Combination, we will offer holders of our public shares the right to have their public shares redeemed (subject to the limitations described elsewhere in this Annual Report on Form 10-K) regardless of whether such stockholder votes for or against such proposed Business Combination. We will close a Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of Capital Stock voted are voted in favor of the Business Combination. Accordingly, public stockholders owning 35,764,796 shares sold in the Public Offering may exercise their redemption rights at an initial per share price of $10.00 (not taking into account interest earned on the Trust Account, net of taxes payable) and we could still close a proposed Business Combination so long as a majority of the shares voted at the meeting are voted in favor of the proposed Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 15% of the public shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on June 1, 2015 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our Business Combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt, or a combination of cash, stock and debt.

As indicated in the accompanying financial statements in “Item 8. Financial Statements and Supplementary Data,” at December 31, 2015, we had approximately $790,000 in cash and deferred offering costs of $13,125,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from June 1, 2015 to December 31, 2015, we had a net loss of $469,919. Our business activities from June 1, 2015 to December 31, 2015 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. Subsequent to December 31, 2015, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 19, 2017. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying financial statements, at December 31, 2015, we had approximately $790,000 in cash and deferred offering costs of $13,125,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

In June 2015, our Sponsor purchased an aggregate of 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 50,000 Founder Shares to each of our independent directors. Immediately prior to the Public Offering, our Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the unexercised portion of the underwriters’ over-allotment option, our Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by our Initial Stockholders represented 20.0% of the outstanding shares upon completion of our Public Offering. On August 19, 2015, we consummated our Public Offering of 37,500,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $375,000,000.  Prior to the IPO Closing Date, we completed the private sale of an aggregate of 19,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of Common Stock at $5.75 per half share, to our Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $9,500,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $376,100,000, of which $375,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,100,000 at the closing of our Public Offering. In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income tax obligations. As of December 31, 2015, the Trust Account consisted solely of money market funds.

On June 12, 2015, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the Public Offering, and on August 6, 2015, our Sponsor loaned us an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of December 31, 2015 or the completion of the Public Offering. These Notes were repaid in full upon the completion of the Public Offering.

As of December 31, 2015, we had cash held outside of the Trust Account of approximately $790,000, which is available to fund our working capital requirements.

At December 31, 2015, the Company had current liabilities of $287,301 and working capital of $762,484 largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after December 31, 2015 and amounts are continuing to accrue.

We intend to use substantially all of the funds held in our Trust Account, including interest (which interest shall be net of taxes payable) to consummate our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Common Stock upon completion of a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Contractual obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than an administrative services agreement to pay monthly recurring expenses of $10,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($7,500,000) was paid at the closing of the Public Offering, and 3.5% ($13,125,000) was deferred. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the Deferred Discount.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering costs

We comply with the requirements of the Accounting Standards Codification (the “ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, at December 31, 2015, offering costs totaling approximately $21,407,116 (including $20,625,000 in underwriters’ fees) have been charged to stockholders’ equity.

Redeemable Common Stock

All of the 37,500,000 shares of Common Stock sold as part of the Units in our Public Offering contain a redemption feature which allows for the redemption of such shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our Business Combination and in connection with certain amendments to our charter. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require Common Stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that the Company will not redeem our public shares in an amount that would cause our net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Common Stock are affected by charges against accumulated deficit.

Accordingly, at December 31, 2015, 35,764,796 of the 37,500,000 public shares are classified outside of permanent equity at their redemption value.

Net loss per common share

Net loss per common share is computed by dividing net loss applicable to stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of Common Stock to be issued in connection with the conversion of the Class F Common Stock or to settle Warrants, as calculated using the treasury stock method. At December 31, 2015, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into Common Stock and then share in our earnings under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

Income taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Recent accounting pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-10 to Topic 915, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in ASU No. 2014-10 simplify the accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs, by eliminating the requirement for development stage entities to present inception-to-date information in the statements of operations, cash flows and stockholders’ equity. The adoption of ASU No. 2014-10 did not have a significant impact on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has early adopted this guidance effective December 31, 2015 on a retrospective basis, the impact of which was not significant to the financial statements.

The Company adopted FASB Accounting Standards Update No. 2014-15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

As of December 31, 2015, the Company’s financial statements have been presented to conform to the reporting and disclosure requirements of the above standards.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities from June 1, 2015 to December 31, 2015 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of December 31, 2015, $375,010,481

(including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of such date, the Trust Account consisted solely of money market funds. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception on June 1, 2015. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gores Holdings, Inc.:

We have audited the accompanying balance sheet of Gores Holdings, Inc. (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from June 1, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gores Holdings, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the period from June 1, 2015 (inception) through December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Los Angeles, California

March 15, 2016

GORES HOLDINGS, INC.

BALANCE SHEET

December 31, 2015

December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$790,635
Prepaid expenses	259,149
Total current assets	1,049,785
Noncurrent assets:
Investments and cash held in Trust Account	375,010,481

Total assets	$376,060,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$217,384
Sponsor convertible note	—
State franchise tax accrual	69,917
Total current liabilities	287,301

Other liabilities:
Deferred underwriting compensation	13,125,000

Total liabilities	13,412,301

Common stock subject to possible redemption; 35,764,796 shares at December 31, 2015 (at redemption value of $10.00 per share)	357,647,960

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—
Common stock, $0.0001 par value; 200,000,000 shares authorized, 1,735,204 shares issued and outstanding (excluding 35,764,796 subject to possible redemption)	174
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 9,375,000 shares issued and outstanding(1)	938
Additional paid-in-capital	5,468,811
Accumulated deficit	(469,919)
Total stockholders’ equity	5,000,004
Total liabilities and stockholders’ equity	$376,060,265

(1)	Reflects the forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to financial statements.

GORES HOLDINGS, INC.

STATEMENT OF OPERATIONS

For the Period from June 1, 2015 (inception) to December 31, 2015
Revenue	$—
Professional fees and other expenses	(411,207)
State franchise taxes, other than income tax	(69,917)
Loss from operations	(481,124)
Other income – Interest income	11,205
Net loss attributable to common shares	$(469,919)

Weighted average common shares outstanding, basic and diluted(1)	10,856,156

Net loss per common share, basic and diluted	$(0.04)

(1)	Reflects the forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to financial statements.

GORES HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from June 1, 2015 (inception) to December 31, 2015

	Common Stock		Additional	Deficit Accumulated During the 'Development	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance at June 1, 2015 (inception)	—	$—	$—	$—	$—
Sale of Class F common stock to Sponsor in June 2015(1)	9,375,000	938	24,062	—	25,000
Sale of 37,500,000 units at $10.00 per unit on August 19, 2015	37,500,000	3,750	374,996,250	—	375,000,000
Sale of 19,000,000 Private Placement Warrants to Sponsor on August 19, 2015 at $0.50 per Private Placement Warrant	—	—	9,500,000	—	9,500,000
Underwriters' discounts and commissions and offering expenses	—	—	(8,282,117)	—	(8,282,117)
Deferred underwriting compensation	—	—	(13,125,000)	—	(13,125,000)
Class A common stock subject to possible redemption;35,789,907 shares at a redemption value of $10.00 per share	(35,789,907)	(3,579)	(357,895,491)	—	(357,899,070)
Change in proceeds subject to possible redemption to 35,764,796 shares at redemption value	25,111	3	251,107	—	251,110
Net loss	—	—	—	(469,919)	(469,919)
Balance at December 31, 2015	11,110,204	$1,112	$5,468,811	$(469,919)	$5,000,004

(1)	Reflects the forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

See accompanying notes to financial statements.

GORES HOLDINGS, INC.

STATEMENT OF CASH FLOWS

For the period from June 1, 2015 (inception) to December 31, 2015

Cash flows from operating activities:
Net loss	$(469,919)
Changes in prepaid expenses	(259,149)
Changes in state franchise tax accrual	69,917
Changes in accrued expenses, formation and offering costs	217,384

Net cash used by operating activities	(441,767)

Cash flows from investing activities:
Cash deposited in Trust Account	(375,000,000)
Interest reinvested in Trust Account	(10,481)

Net cash used in investing activities	(375,010,481)

Cash flows from financing activities:
Proceeds from notes payable – related party	300,000
Proceeds from sale of Class F common stock to Sponsor	25,000
Proceeds from sale of Units in initial public offering	375,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	9,500,000
Repayment of notes payable – related party	(300,000)
Payment of underwriters’ discounts and commissions	(7,500,000)
Payment of offering costs	(782,117)

Net cash provided by financing activities	376,242,883

Increase in cash	790,635
Cash at beginning of period	—

Cash at end of period	$790,635

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$13,125,000
Offering costs included in accrued expenses	$—

See accompanying notes to financial statements.

GORES HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business Operations

Organization and General

Gores Holdings, Inc. (the “Company”) was incorporated in Delaware on June 1, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any operations nor generated any revenue to date. The Company’s management has broad discretion with respect to the Business Combination. The Company’s Sponsor is Gores Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31 as its fiscal year-end.

At December 31, 2015, the Company had not commenced any operations. All activity for the period from June 1, 2015 (inception) through December 31, 2015 relates to the Company’s formation, initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

The Company intends to finance a Business Combination with the net proceeds from its $375,000,000 Public Offering and its sale of $9,500,000 of Private Placement Warrants.

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $375,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee.

Trust Account

The Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 that invest only in direct U.S. government obligations. As of December 31, 2015 the Trust Account consisted solely of money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the

Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Currently, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination.

As a result of the foregoing redemption provisions, the public shares of common stock have been recorded at redemption amount and classified as temporary equity, in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company will have 24 months from the closing date of the Public Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of  common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $50,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2015 and the results of operations and cash flows for the period presented.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. At December 31, 2015, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution as well as the Trust Account, which at times, may exceed the Federal depository insurance coverage of $250,000. The

Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at December 31, 2015, offering costs totaling approximately $21,407,116 (including $20,625,000 in underwriters’ fees) have been charged to stockholders’ equity.

Redeemable Common Stock

As discussed in Note 3, all of the 37,500,000 common shares sold as part of the units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with ASC 480, redemption provisions not solely within the control of the Company require Common Stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Common Stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, at December 31, 2015, 35,764,796 of the 37,500,000 public shares are classified outside of permanent equity at its redemption value.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015.

The Company may be subject to potential examination by U.S. federal, states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts various tax jurisdictions and compliance with U.S. federal, states or foreign tax laws.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with and the credit quality of the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Trust Account

The Company has $375,010,481 in the Trust Account which may be utilized for Business Combinations. At December 31, 2015 the Trust Account consisted of solely money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

Recently Adopted Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-10 to Topic 915, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in ASU No. 2014-10 simplify the accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs, by eliminating the requirement for development stage entities to present inception-to-date information in the statements of operations, cash flows and stockholders’ equity. The adoption of ASU No. 2014-10 did not have a significant impact on the financial statements.

The Company adopted FASB Accounting Standards Update No. 2014-15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures. The adoption of this guidance did not have a significant impact on the financial statements.

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has early adopted this guidance effective December 31, 2015 on a retrospective basis, the impact of which was not significant to the financial statements.

Going Concern Consideration

If the Company does not complete its Business Combination by August 19, 2017, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $50,000 of such net interest which may be distributed to the Company to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition if the Company fails to complete its Business Combination by August 19, 2017, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.

In addition, at December 31, 2015, the Company had current liabilities of $287,301 and working capital of $762,484 largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination described in Note 1. Such work is continuing after December 31, 2015 and amounts are continuing to accrue.

3.	Public Offering

Public Units

On August 19, 2015, the Company sold 37,500,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $375,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one redeemable Class A common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of Class A common stock for $5.75 per half share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants.

The Company paid an upfront underwriting discount of 2.00% ($7,500,000) of the per Unit offering price to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

4.	Related Party Transactions

Founder Shares

On June 12, 2015, the Sponsor purchased 11,500,000 shares of Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 50,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”). On August 13, 2015, the Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the unexercised portion of underwriters’ over-allotment option, the Sponsor forfeited an additional 687,500 Founder Shares, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. Such forfeitures were retroactively applied as indicated in the condensed statement of changes in stockholders’ equity to reflect an initial sale of 9,375,000 Founder Shares to the Sponsor in June 2015. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 19,000,000 warrants at a price of $0.50 per warrant (a purchase price of $9,500,000) in a private placement that occurred prior to the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per half share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Business Combination.

The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees.

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights (in the case of the Founder Shares, only after conversion of such shares to common shares) pursuant to a registration rights agreement entered into by the Company, the Sponsor and the other security holders named therein on August 13, 2015. These holders will also have certain demand and “piggy back” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Sponsor Loan

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

Administrative Service Agreement

The Company entered into an administrative services agreement on August 13, 2015, pursuant to which it agreed to pay to an affiliate of the Sponsor $10,000 a month for office space, utilities and secretarial support. Services commenced on the date the securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the period from June 1, 2015 (inception) to December 31, 2015, the Company paid an affiliate of the Sponsor $45,000 for such services.

5.	Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount totaling $13,125,000 or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6.	Income Taxes

Components of the Company’s deferred tax asset at December 31, 2015 are as follows:

Net operating loss	178,569
Valuation allowance	(178,569)
—

The Company established a valuation allowance of approximately $178,569 as of December 31, 2015, which fully offsets the deferred tax asset as of December 31, 2015 of approximately $178,569. The deferred tax asset results from applying an effective combined federal and state tax rate of 38% to net operating loss of approximately $469,919 as of December 31, 2015. The Company’s net operating losses will expire beginning 2035.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended December 31, 2015. As of December 31, 2015, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.	Investments and cash held in Trust

As of December 31, 2015 investment securities in the Company’s Trust Account consist of $375,010,481 in a money market fund.

8.	Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Investments in money market fund held in Trust Account	375,010,481	375,010,481	—	—
Total	$375,010,481	$375,010,481	$—	$—

9.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At December 31, 2015, there were 37,500,000 shares of Class A common stock and 9,375,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2015, there were no shares of preferred stock issued and outstanding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Title
Alec Gores	62	Chairman
Mark Stone	52	Chief Executive Officer
Kyle Wheeler	36	President
Andrew McBride	35	Chief Financial Officer and Secretary
Randy Bort	51	Director
William Patton	70	Director

Alec Gores has been our Chairman since June 2015. Mr. Gores is the Founder, Chairman and Chief Executive Officer of The Gores Group, a global investment firm focused on acquiring businesses that can benefit from the firm’s operating expertise. Mr. Gores began his career as a self-made entrepreneur and operating executive. In 1978, he self-funded and founded Executive Business Systems (EBS), a developer and distributor of vertical business software systems. In 1986, CONTEL purchased EBS, and Mr. Gores subsequently began acquiring and operating non-core businesses from major corporations, Mr. Gores holds a degree in Computer Science from Western Michigan University. We believe Mr. Gores’ significant investment and financial expertise make him well qualified to serve as a member of our Board.

Mark Stone has been our Chief Executive Officer since June 2015. Mr. Stone is a Senior Managing Director and President, Operations of The Gores Group. Mr. Stone is a member of the Investment Committee and a member of the Office of the Chairman of The Gores Group. Mr. Stone has worked at The Gores Group for more than ten years, primarily focusing on worldwide operations of all Gores’ portfolio companies and all Gores’ operational due diligence efforts. He previously served as Executive Chairman and/or CEO of several portfolio companies, including Siemens Enterprise Communications, a leading Munich-based global corporate telephony (PBX) and unified communications (UC) solutions provider, and Enterasys Networks, a global network solutions provider. Prior to joining The Gores Group, Mr. Stone spent five years with The Boston Consulting Group as a member of their high technology and industrial goods practices and served in the firm’s Boston, London, Los Angeles and Seoul offices. Mr. Stone earned a B.S. in Finance with Computer Science and Mathematics concentrations from the University of Maine and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

Kyle Wheeler has served as our President since June 2015 and previously served as our Chief Financial Officer and Secretary from June 2015 until January 2016. From October 2012 through December 2015, Mr. Wheeler was previously responsible for leading the negotiation and execution of acquisitions and divestitures at The Gores Group. Prior to joining The Gores Group, Mr. Wheeler was a Principal at FdG Associates, a private investment firm. Previously, Mr. Wheeler was based in New York and was a member of the mergers & acquisitions, restructuring advisory and merchant banking groups at Gleacher Partners, an advisory and investment firm. Mr. Wheeler previously served on the board of directors of Cosmo Specialty Fibers, Norment Security Group, Sage Automotive and Scovill Fasteners, portfolio companies of The Gores Group. Mr. Wheeler holds a B.A. in Economics and Political Science from Colgate University, where he was elected to Phi Beta Kappa.

Andrew McBride has been our Chief Financial Officer and Secretary since January 2016.  Mr. McBride has served as Director, Finance and Tax at The Gores Group since February 2010, where he is responsible for tax due diligence and structuring of acquisitions, compliance, planning, financial management and portfolio company reporting. Previously, from January 2008 to January 2010, Mr. McBride worked in the High Net Worth group at Ehrhardt, Keefe, Steiner, and Hottman, P.C. From January 2004 to January 2008, Mr. McBride was with KPMG, LLP, assisting international corporations with tax planning, structuring and compliance issues. Mr. McBride holds a B.S. in Accounting and Finance from the University of Notre Dame and is licensed as a Certified Public Accountant in the State of Colorado.

Randy Bort has served as a member of our Board since August 14, 2015. Mr. Bort is a Co-Founder of SandTree Holdings, LLC, a private commercial real estate investment firm. Previously, Mr. Bort was an investment banker at Drexel Burnham Lambert, BT Securities, Donaldson, Lufkin & Jenrette, Credit Suisse First Boston, The Mercanti Group and Imperial Capital. Mr. Bort has significant financial, transactional and capital markets experience across multiple industries and has worked both domestically and in Asia. Mr. Bort graduated from Claremont McKenna College with a B.A in Economics and Mathematics and received his M.B.A. in Finance and Entrepreneurial Management from The Wharton School at the University of Pennsylvania. Mr. Bort is a member of the Board of Trustees of Children’s Bureau, a non-profit organization based in Los Angeles focused on foster care and the prevention of child abuse. We believe Mr. Bort’s significant investment and financial expertise make him well qualified to serve as a member of our Board.

William Patton has served as a member of our Board since August 14, 2015. Mr. Patton is Chairman, Chief Executive Officer and Co-Founder of The Four Star Group, a consulting and advisory firm focused on the civilian fields of Defense, Space, Military and Security. Mr. Patton has served as chairman, president and/or chief executive officer of a number of private and public companies including Unisys, Cado Systems, MAI Basic Four and Peerless Systems and has spent his entire career in the related fields of computer systems and telecommunications technology. Mr. Patton holds an undergraduate Business degree from Santa Monica City College and a B.S. in Petroleum Engineering from the Missouri School of Science & Technology. Mr. Patton served as an officer and Ranger in the United States Army for nine years, attaining the rank of Major. We believe Mr. Patton’s significant experience on the boards of a number of private and public companies makes him well qualified to serve as a member of our Board.

Number and Terms of Office of Officers and Directors

Our Board consists of three members and one vacancy. Our Board is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the class I directors, consisting of Messrs. Bort and Patton, will expire at our first annual meeting of stockholders. The term of office of the class II directors, currently consisting solely of Mr. Gores, will expire at the second annual meeting of stockholders. In addition to the foregoing, we will appoint one additional Class II board member to fill the current vacancy. We may not hold an annual meeting of stockholders until after we consummate our Business Combination.

Our officers are elected by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman, Vice Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board.

Committees of the Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Our audit committee is composed of two independent directors and one non-independent director until an additional independent director is appointed in compliance with the NASDAQ phase-in rules, and our compensation committee is composed solely of independent directors.

Audit Committee

Our Board has established an audit committee of the Board.  Audit committee members include Messrs. Gores, Bort and Patton. Mr. Bort serves as chairman of the audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We have twelve months from the date our securities were first listed on NASDAQ to fully comply with the audit committee independence requirements. Mr. Gores, who is not an independent director, will serve on the audit committee until an additional independent director is appointed. Messrs. Bort and Patton qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our Board has determined that Mr. Bort qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent auditors;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

Our Board has established a compensation committee of the Board.  Compensation committee members include Messrs. Bort and Patton. Mr. Patton serves as chairman of the compensation committee.

We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2015 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of the NASDAQ. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business.  We have previously filed copies of our form Code of Ethics, our form of Audit Committee Charter and our form of Compensation Committee Charter as exhibits to our registration statement in connection with our Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 9800 Wilshire Blvd. Beverly Hills, California 90212 or by telephone at (310) 209-3010. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary obligations under applicable law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, executive officers and directors may become involved with subsequent blank check companies similar to us, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months after the IPO Closing Date. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the consummation of our Business Combination. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the IPO Closing Date. If we do not complete our Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or salable by our Sponsor until the earlier of (1) one year after the completion of our Business Combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our Business Combination that results in all of our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, the Founder Shares will be released from the lock-up. With certain limited exceptions, the Private Placement Warrants and the Common Stock underlying such Warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Business Combination. Since our Sponsor and officers and directors may directly or indirectly own Capital Stock and Private Placement Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Alec Gores	The Gores Group, LLC (1)	Private equity investments	Director and Officer
Mark Stone	The Gores Group, LLC (1)	Private equity investments	Director and Officer
Kyle Wheeler	None	None	None
Andy McBride	The Gores Group, LLC (1)	Private equity investments	Director and Officer
Randy Bort	None
William Patton	None

(1)	Includes all portfolio companies and certain other affiliates of The Gores Group.

Accordingly, if any of the above executive officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, executive officers or directors. In the event we seek to complete our Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such a Business Combination is fair to our Company from a financial point of view.

In the event that we submit our Business Combination to our public stockholders for a vote, our Initial Stockholders have agreed to vote their Founder Shares and their public shares, if any, in favor of our Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on August 19, 2015, through the earlier of the consummation of a Business Combination or our liquidation, we pay monthly recurring expenses of $10,000 to The Gores Group for office space, administrative and secretarial support. Our Sponsor, executive officers, directors, or any of their respective affiliates, may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after a Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 15, 2016 with respect to the beneficial ownership of our Common Stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;
•	each of our executive officers and directors that beneficially own shares of our Common Stock; and
•	all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 15, 2016.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares of Outstanding Common Stock
Gores Sponsor LLC (2)(3)	9,325,000	19.9%
Alec Gores (2)(3)	9,325,000	19.9%
Arrowgrass Capital Partners (US) LP (4)	2,000,320	5.3%
Blue Mountain Capital Management, LLC (5)	3,000,000	8.00%
Blue Mountain Credit Alternatives Master Fund L.P. (6)	2,145,815	5.70%
Davidson Kempner Partners (7)	2,750,000	7.33%
TD Asset Management Inc.(8)	3,374,000	9.0%
Mark Stone	—	*
Andrew McBride	—	*
Kyle Wheeler	—	*
Randy Bort (2)	25,000	*
William Patton (2)	25,000	*
All directors and executive officers as a group (6 individuals)	9,375,000	20.0%

*	Less than one percent.
(1)

This table is based on 37,500,000 shares of Common Stock outstanding as of March 15, 2016. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 9800 Wilshire Blvd., Beverly Hills, California 90212.

(2)	Represents shares of Class F Common Stock which are automatically convertible into shares of Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment.
(3)

Represents shares held by our Sponsor which is controlled indirectly by Mr. Gores. Mr. Gores may be deemed to beneficially own 9,325,000 shares of Class F Common Stock and ultimately exercises voting and dispositive power of the securities held by our Sponsor. Voting and disposition decisions with respect to such securities are made by Mr. Gores. Mr. Gores disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(4)	According to Schedule 13G filed on February 16, 2016. The business address of Arrowgrass Capital Partners (US) LP is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019.
(5)	According to Schedule 13G filed on August 21, 2015. The business address of Blue Mountain Capital Management, LLC is 280 Park Avenue, 12th Floor, New York, New York 10017.
(6)	According to Schedule 13G filed on August 21, 2015. The business address of Blue Mountain Credit Alternatives Master Fund L.P. is 280 Park Avenue, 12th Floor, New York, New York 10017.
(7)	According to Schedule 13G filed on August 14, 2015. The business address of Davidson Kemper Partners is c/o Davidson Kempner Partners, 520 Madison Avenue, 30th Floor, New York, New York 10022.
(8)	According to Schedule 13G filed on February 11, 2016. The business address of TD Asset Management Inc. is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2.

Our Initial Stockholders beneficially own 20.0% of our issued and outstanding shares of our Capital Stock. Because of this ownership block, our Initial Stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

On June 12, 2015, our Sponsor purchased 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 50,000 Founder Shares to the Company’s independent directors. On August 13, 2015, our Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the unexercised portion of the underwriters’ over-allotment option, our Sponsor forfeited an additional 687,500 Founder Shares so that the Founder Shares held by our Initial Stockholders would represent 20% of our outstanding shares of Capital Stock following the consummation of our Public Offering.

On the IPO Closing Date, we consummated our Public Offering of 37,500,000 Units (which included the purchase of 2,500,000 Units subject to the underwriters’ over-allotment option) at a price of $10.00 per Unit generating gross proceeds of $375,000,000 before underwriting discounts and expenses. Prior to the IPO Closing Date, we completed the private sale of the Private Placement Warrants.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independent” below for additional information regarding our relationships with our promoters.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On June 12, 2015, our Sponsor purchased 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 50,000 Founder Shares to the Company’s independent directors. On August 13, 2015, our Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the unexercised portion of the underwriters’ over-allotment option, our Sponsor forfeited an additional 687,500 Founder Shares so that the Founder Shares held by our Initial Stockholders would represent 20% of our outstanding shares of Capital Stock following the consummation of our Public Offering.

The Founder Shares are identical to shares of our Common Stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions and are automatically convertible into shares of our Common Stock at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our amended and restated certificate of incorporation.

The Initial Stockholders have agreed not to transfer, assign or sell any Founder Shares until the earlier of (i) one year after the completion of a Business Combination, (ii)  the last sale price of our Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (iii) the date following the completion of our Business Combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of Common Stock for cash, securities or other property (the “Founder Shares Lock-Up Period”).

Private Placement Warrants

Prior to the IPO Closing Date, our Sponsor purchased 19,000,000 Private Placement Warrants at a price of $0.50 per warrant, or $9,500,000. Each Private Placement Warrant entitles the holder to purchase one half of one share of Common Stock at an exercise price of $5.75 per half share of Common Stock. The Private Placement Warrants may not be redeemed by the Company so long as they are held by our Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. Our Sponsor and its permitted transferees have the option to exercise the Private Placement Warrants on a cashless basis.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any Private Placement Warrants and the Common Stock underlying such Private Placement Warrants until 30 days after the completion of our Business Combination (such period, together with the Founder Shares Lock-Up Period, the “Lock-Up Periods”).

If we do not complete a Business Combination within 24 months after the IPO Closing Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Common Stock, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares, Private Placement Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands that the Company register under the Securities Act the warrants and the Common Stock underlying the warrants and the Founder Shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by the Company subsequent to its completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

On June 12, 2015, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the Public Offering, and on August 6, 2015, the Sponsor loaned the Company an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of December 31, 2015 or the completion of the Public Offering. These Notes were repaid in full upon the completion of our Public Offering.

Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Administrative Services Agreement

On August 13, 2015, the Company entered into an agreement to pay monthly recurring expenses to The Gores Group of $10,000 for office space, utilities and secretarial support. The agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

Director Independence

NASDAQ listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Bort and Patton are “independent directors” as defined in Rule 10A-3 of the Exchange Act and the rules of the NASDAQ. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent registered public accounting firm since June 1, 2015 include:

For the Period from June 1, 2015 to December 31, 2015
Audit Fees (1)	$154,167
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$154,167

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:  The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.

3.2	By Laws (incorporated by reference to Exhibit 3.4 filed with the Form S-1 filed by the Registrant on July 17, 2015).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.4

Warrant Agreement, dated August 13, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.1	Promissory Note, dated June 10, 2015, issued to Gores Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Form S-1 filed by the Registrant on July 17, 2015).

10.2	Promissory Note, dated August 6, 2015, issued to Gores Sponsor LLC (incorporated by reference to Exhibit 10.9 filed with Amendment No. 2 to the Form S-1 filed by the Registrant on August 10, 2015).

10.3

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

10.5

Sponsor Warrants Purchase Agreement effective as of June 12, 2015, between the Registrant and Gores Sponsor LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on July 17, 2015).

10.6

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

Exhibit Number	Description
10.9

Letter Agreement, dated August 13, 2015, among the Company, its officers and directors, The Gores Group, LLC and Gores Sponsor LLC (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

10.11

Securities Subscription Agreement, dated June 12, 2015, between the Registrant and Gores Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on July 17, 2015).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORES HOLDINGS, INC.

Date: March 16, 2016	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark Stone and Andrew McBride and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alec Gores	Chairman	March 16, 2016
Alec Gores

/s/ Mark Stone	Chief Executive Officer (Principal Executive Officer)	March 16, 2016
Mark Stone

/s/ Andrew McBride	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 16, 2016
Andrew McBride

/s/ Randy Bort	Director	March 16, 2016
Randy Bort

/s/ William Patton	Director	March 16, 2016
William Patton

Exhibit Index

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation.

3.2	By Laws (incorporated by reference to Exhibit 3.4 filed with the Form S-1 filed by the Registrant on July 17, 2015).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.4

Warrant Agreement, dated August 13, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

10.1	Promissory Note, dated June 10, 2015, issued to Gores Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Form S-1 filed by the Registrant on July 17, 2015).

10.2	Promissory Note, dated August 6, 2015, issued to Gores Sponsor LLC (incorporated by reference to Exhibit 10.9 filed with Amendment No. 2 to the Form S-1 filed by the Registrant on August 10, 2015).

10.3

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

10.5

Sponsor Warrants Purchase Agreement effective as of June 12, 2015, between the Registrant and Gores Sponsor LLC (incorporated by reference to Exhibit 10.6 filed with the Form S-1 filed by the Registrant on July 17, 2015).

10.6

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

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

10.11

Securities Subscription Agreement, dated June 12, 2015, between the Registrant and Gores Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on July 17, 2015).

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.