Form 10-Q
period 2016-03-31
Gores Holdings, Inc.
filed 2016-05-06
CIK 1644406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 37,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 9,375,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

GORES HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS:	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$549,249	$790,635
Prepaid expenses	272,808	259,149
Total current assets	822,057	1,049,785
Investments and cash held in Trust Account	375,081,861	375,010,481
Total assets	$375,903,918	$376,060,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$292,908	$217,384
State franchise tax accrual	45,000	69,917
Total current liabilities	337,908	287,301
Deferred underwriting compensation	13,125,000	13,125,000
Total liabilities	13,462,908	13,412,301

Commitments and Contingencies
Shares of Class A common stock subject to possible redemption; 35,744,100 and 35,764,796 shares at March 31, 2016 and December 31, 2015, respectively, at a redemption value of $10.00 per share	357,441,000	357,647,960

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,755,900 and 1,735,204 shares issued and outstanding (excluding 35,744,100 and 35,764,796 shares subject to possible redemption) at March 31, 2016 and December 31, 2015, respectively	176	174
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 9,375,000 shares issued and outstanding	938	938
Additional paid-in-capital	5,675,769	5,468,811
Retained earnings	(469,919)	—
Deficit accumulated	(206,954)	(469,919)

Total stockholders’ equity	5,000,010	5,000,004

Total liabilities and stockholders’ equity	$375,903,918	$376,060,265

 See accompanying notes to condensed financial statements (unaudited).

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2016

(Unaudited)

Revenues	$—
Professional fees and other expenses	(234,051)
State franchise taxes, other than income tax	(45,000)
Loss from operations	(279,051)
Other income - Interest and dividend income	72,097
Net loss	$(206,954)

Weighted average common shares outstanding	10,937,736
Basic and diluted

Net loss per common share:	$(0.02)
Basic and diluted

 See accompanying notes to condensed financial statements (unaudited).

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016

(Unaudited)

	Common Stock		Additional	Deficit Accumulated During the Development	Retained	Stockholders’
	Shares	Amount	Paid-in Capital	Stage	Earnings	Equity
Balance at December 31, 2015	11,110,204	1,112	5,468,811	(469,919)	—	5,000,004
Change in proceeds subject to possible redemption to 35,744,100 shares at redemption value	20,696	2	206,958	—	—	206,960
Net loss	—	—	—	(206,954)	—	(206,954)
Balance at March 31, 2016	11,130,900	1,114	5,675,769	(206,954)	(469,919)	5,000,010

 See accompanying notes to condensed financial statements (unaudited).

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2016

(Unaudited)

Cash flows from operating activities:
Net loss	$(206,954)
Changes in prepaid expenses	(13,659)
Changes in state franchise tax accrual	(24,917)
Changes in accrued expenses, formation and offering costs	75,525

Net cash used by operating activities	(170,005)

Cash flows from investing activities:
Interest and dividends reinvested in Trust Account	(71,381)

Net cash used in investing activities	(71,381)

Cash flows from financing activities:
Net cash provided by financing activities	—

Increase in cash	(241,386)
Cash at beginning of period	790,635

Cash at end of period	$549,249

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$13,125,000
Offering costs included in accrued expenses	$—

See accompanying notes to condensed financial statements (unaudited).

GORES HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Gores Holdings, Inc. (the “Company”) was incorporated in Delaware on June 1, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any significant operations nor generated any revenue to date. The Company’s management has broad discretion with respect to the Business Combination. The Company’s sponsor is Gores Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31 as its fiscal year-end.

At March 31, 2016, the Company had not commenced any significant operations. All activity for the period from June 1, 2015 (inception) through March 31, 2016 relates to the Company’s formation, initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

The Company intends to finance a Business Combination with the net proceeds from its $375,000,000 Public Offering and its sale of $9,500,000 of Private Placement Warrants.

Upon the closing of the Public Offering on August 19, 2015 (the “IPO Closing Date”) and the sale of the Private Placement Warrants, an aggregate of $375,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee. The remaining proceeds held outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of March 31, 2016 and December 31, 2015, the Trust Account consisted solely of money market funds.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under the rules of the National Association of Securities Dealers Automated Quotations Capital Market (“NASDAQ”). If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination.

As a result of the foregoing redemption provisions, the public shares of common stock have been recorded at redemption amount and classified as temporary equity, in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

The Company only has 24 months from the closing date of the Public Offering to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of  common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $50,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit (as defined below) in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement pursuant to the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2016 and the results of operations and cash flows for the period presented.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the full year in any other period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2016.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. At March 31, 2016, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at March 31 2016 and December 31, 2015, offering costs totaling approximately $21,407,116 and $21,407,116 respectively (including $20,625,000 in underwriters’ fees), have been charged to stockholders’ equity.

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

Accordingly, at March 31, 2016 and December 31, 2015, 35,744,100 and 35,764,796, respectively, of the 37,500,000 public shares are classified outside of permanent equity at its redemption value.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016.

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

Trust Account

At March 31, 2016 and December 31, 2015, the Company had $375,081,861 and $375,010,481, respectively, in the Trust Account which may be utilized for Business Combinations. At March 31, 2016 and December 31, 2015, the Trust Account consisted of solely money market funds.

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

The Company adopted FASB ASU No. 2014-15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures. The adoption of this guidance did not have a significant impact on the financial statements.

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

In addition, at March 31, 2016 and December 31, 2015, the Company had current liabilities of $337,908 and $287,301, respectively, and working capital of $484,149 and $762,484, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2016 and amounts are continuing to accrue.

Note 3 — Public Offering

Public Units

On August 19, 2015, the Company sold 37,500,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $375,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one redeemable Class A common stock purchase warrant (the “Warrants”). Each Warrant entitles the holder to purchase one-half of one share of Class A common stock for $5.75 per half share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants.

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

Note 4 — Related Party Transactions

Founder Shares

On June 12, 2015, the Sponsor purchased 11,500,000 shares of Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”). On August 13, 2015, the Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the unexercised portion of underwriters’ over-allotment option, the Sponsor forfeited an additional 687,500 Founder Shares, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. Such forfeitures were retroactively applied as indicated in the condensed statement of changes in stockholders’ equity to reflect an initial sale of 9,375,000 Founder Shares to the Sponsor in June 2015. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 19,000,000 warrants at a price of $0.50 per warrant (a purchase price of $9,500,000) in a private placement that occurred prior to the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one-half of one share of Class A common stock at $5.75 per half share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees

If the Company does not complete a Business Combination, then the Private Placement Warrants proceeds will be part of the liquidation distribution to the public stockholders and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an administrative services agreement on August 13, 2015, pursuant to which it agreed to pay to an affiliate of the Sponsor $10,000 a month for office space, utilities and secretarial support. Services commenced on the date the securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three months ended March 31, 2016, the Company paid an affiliate of the Sponsor $30,000 for such services.

Note 5 — Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount totaling $13,125,000, or 3.50% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

Note 6 — Income Taxes

Components of the Company’s deferred tax asset at March 31, 2016 are as follows:

Net operating loss	256,492
Valuation allowance	(256,492)
—

The Company established a valuation allowance of approximately $256,492 as of March 31, 2016, which fully offsets the deferred tax asset as of March 31, 2016 of approximately $256,492. The deferred tax asset results from applying an effective combined federal and state tax rate of 38% to net operating carryforwards of approximately $674,979 as of March 31, 2016. The Company’s net operating losses will expire beginning 2035.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the three months ended March 31, 2016. As of March 31, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

Note 7 — Investments and Cash Held in Trust

At March 31, 2016 and December 31, 2015, funds in the Trust Account totaled $375,081,861 and $375,010,481, respectively, and were held in a money market fund.

Note 8 — Fair Value Measurement

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Investments in money market funds held in Trust Account	375,081,861	375,081,861	—	—
Total	$375,081,861	$375,081,861	$—	$—

Note 9 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At March 31, 2016, there were 37,500,000 shares of Class A common stock and 9,375,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2016, there were no shares of preferred stock issued and outstanding.

Note 10 — Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the condensed financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Cautionary note regarding forward-looking statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on June 1, 2015 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) with one or more target businesses. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (“Public Offering”) and the sale of an aggregate of 19,000,000 warrants at a price of $0.50 per warrant (a purchase price of $9,500,000) in a private placement that occurred prior to the Public Offering (the “Private Placement Warrants”), our capital stock, debt, or a combination of cash, stock and debt.

As indicated in the accompanying consolidated financial statements in “Item 1. Financial Statements,” at March 31, 2016, we had approximately $549,000 in cash and deferred offering costs of $13,125,000. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

For the three months ended March 31, 2016, we had a net loss of $206,954. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 19, 2017. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at March 31, 2016, we had approximately $549,000 in cash and deferred offering costs of $13,125,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

In June 2015, the Company’s sponsor, Gores Sponsor LLC, (the “Sponsor”) purchased an aggregate of 11,500,000 shares of Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to each of our independent directors. Immediately prior to the Public Offering, our Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the unexercised portion of the underwriters’ over-allotment option, our Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by our Sponsor and the Company’s independent directors (together, the “Initial Stockholders”) represented 20.0% of the outstanding shares upon completion of our Public Offering. On August 19, 2015, we consummated our Public Offering of 37,500,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $375,000,000.  Prior to the IPO Closing Date, we completed the private sale of an aggregate of 19,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of Class A common stock at $5.75 per half share, to our Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $9,500,000. After deducting the underwriting discounts and commissions (excluding the additional fee of 3.50% of the per Unit offering price payable upon the Company’s completion of a Business Combination (the “Deferred Discount”), which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $376,100,000, of which $375,000,000 (or $10.00 per share sold in the Public Offering) was placed in a trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee. The amount of proceeds not deposited in the Trust Account was $1,100,000 at the closing of our Public Offering. In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income tax obligations. As of March 31, 2016 and December 31, 2015, the Trust Account consisted solely of money market funds.

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

As of March 31, 2016 and December 31, 2015, we had cash held outside of the Trust Account of approximately $549,000 and $790,000, respectively, which is available to fund our working capital requirements.

At March 31, 2016 and December 31, 2015, the Company had current liabilities of $337,908 and $287,301 and working capital of $484,149 and $762,484, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after March 31, 2016 and amounts are continuing to accrue.

We intend to use substantially all of the funds held in our Trust Account, including interest (which interest shall be net of taxes payable) to consummate our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Class A common stock upon completion of a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

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

Contractual obligations

As of March 31, 2016 and December 31, 2015, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than an administrative services agreement to pay monthly recurring expenses of $10,000 to The Gores Group LLC, an affiliate of our Sponsor, for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Offering Costs

We comply with the requirements of the Accounting Standards Codification (the “ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, at March 31, 2016 and December 31, 2015, offering costs totaling approximately $21,407,116 and $21,407,116, respectively, (including $20,625,000 in underwriters’ fees), have been charged to stockholders’ equity.

Redeemable Common Stock

All of the 37,500,000 shares of Class A common stock sold as part of the Units in our Public Offering contain a redemption feature which allows for the redemption of such shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our Business Combination and in connection with certain amendments to our charter. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that the Company will not redeem our public shares in an amount that would cause our net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against accumulated deficit.

Accordingly, at March 31, 2016 and December 31, 2015, 35,744,100 and 35,764,796, respectively, of the 37,500,000 public shares are classified outside of permanent equity at their redemption value.

Net loss per common share

Net loss per common share is computed by dividing net loss applicable to stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of Class A common stock to be issued in connection with the conversion of the Class F common stock or to settle Warrants (as defined below), as calculated using the treasury stock method. At March 31, 2016, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted this guidance effective December 31, 2015 on a retrospective basis, the impact of which was not significant to the financial statements.

The Company adopted FASB ASU No. 2014-15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

As of March 31, 2016, the Company’s financial statements have been presented to conform to the reporting and disclosure requirements of the above standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2016 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2016, $375,081,861 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of such date, the Trust Account consisted solely of money market funds. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

We have not engaged in any hedging activities during the three months ended March 31, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 17, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed on March 17, 2016 with the SEC, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On June 12, 2015, our Sponsor purchased 11,500,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On August 13, 2015, our Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the underwriters’ remaining over-allotment option, our Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of Class A common stock and Class F common stock following the completion of our Public Offering. Our Public Offering was consummated on August 19, 2015.

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

Through March 31, 2016, we incurred approximately $8,282,117 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $7,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $13,125,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus which was filed with the SEC on August 13, 2015.

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of March 31, 2016, after giving effect to our Public Offering and our operations subsequent thereto, approximately $375,081,861 was held in the Trust Account, and we had approximately $549,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2016).

3.2	By Laws (incorporated by reference to Exhibit 3.4 filed with the Form S-1 filed by the Registrant on July 17, 2015).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with Amendment No. 1 to the Form S-1 filed by the Registrant on July 22, 2015).

4.4

Warrant Agreement, dated August 13, 2015, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS, INC. (Registrant)

Date: May 6, 2016
	By:	/s/ Mark Stone
Mark Stone Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)