Form 10-Q
period 2016-06-30
Gores Holdings, Inc.
filed 2016-08-09
CIK 1644406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, there were 37,500,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 9,375,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Information

GORES HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2016
		December 31, 2015
ASSETS:	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$452,181	$790,635
Prepaid expenses	211,526	259,149
Total current assets	663,707	1,049,785
Investments and cash held in Trust Account	375,234,320	375,010,481
Total assets	$375,898,027	$376,060,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$2,253,767	$217,384
State franchise tax accrual	62,062	69,917
Total current liabilities	2,315,829	287,301
Deferred underwriting compensation	13,125,000	13,125,000
Total liabilities	15,440,829	13,412,301

Commitments and Contingencies
Shares of Class A common stock subject to possible redemption; 35,545,719 and 35,764,796 shares at June 30, 2016 and December 31, 2015, respectively, at a redemption value of $10.00 per share	355,457,190	357,647,960

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,954,281 and 1,735,204 shares issued and outstanding (excluding 35,545,719 and 35,764,796 shares subject to possible redemption) at June 30, 2016 and December 31, 2015, respectively	195	174
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 9,375,000 shares issued and outstanding	938	938
Additional paid-in-capital	7,659,560	5,468,811
Retained earnings	—	—
Deficit accumulated	(2,660,685)	(469,919)

Total stockholders’ equity	5,000,008	5,000,004

Total liabilities and stockholders’ equity	$375,898,027	$376,060,265

 See accompanying notes to condensed financial statements (unaudited).

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three months ended June 30, 2016	For the period from June 1, 2015 (inception) to Three months ended June 30, 2015	For the Six months ended June 30, 2016	For the period from June 1, 2015 (inception) to June 30, 2015
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(2,091,783)	(12,000)	(2,325,835)	(12,000)
State franchise taxes, other than income tax	(45,000)	—	(90,000)	—
Loss from operations	(2,136,783)	(12,000)	(2,415,835)	(12,000)
Other income - Interest and dividend income	152,971	—	225,069	—
Net loss	$(1,983,812)	$(12,000)	$(2,190,766)	$(12,000)

Weighted average common shares outstanding	11,027,712	9,375,000	11,027,712	9,375,000
Basic and diluted

Net loss per common share:	$(0.18)	$(0.00)	$(0.20)	$(0.00)
Basic and diluted

 See accompanying notes to condensed financial statements (unaudited).

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and the Period from June 1, 2015 (inception) to June 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Retained	Stockholders’
	Shares	Amount	Capital	Stage	Earnings	Equity
Balance at January 1, 2016	11,110,204	1,112	5,468,811	—	(469,919)	5,000,004
Change in proceeds subject to possible redemption; 35,545,719 shares at redemption value	219,077	22	2,190,748	—	—	2,190,770
Net loss	—	—	—	(2,190,766)	—	(2,190,766)
Balance at June 30, 2016	11,329,281	1,134	7,659,559	(2,190,766)	(469,919)	5,000,008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Retained	Stockholders’
	Shares	Amount	Capital	Stage	Earnings	Equity
Balance at June 1, 2015 (inception)	—	$—	$—	$—	$—	$—
Sale of Class F common stock to Sponsor in June 2015(1)	9,375,000	938	24,062	—	—	25,000
Net loss	—	—	—	(12,000)	—	(12,000)
Balance at June 30, 2015	9,375,000	938	24,062	(12,000)	—	13,000

(1)   Reflects the forfeiture of 2,125,000 shares of Class F common stock. See Note 4.

     See accompanying notes to condensed financial statements (unaudited).

GORES HOLDINGS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six	For the period from June
	months ended	1, 2015 (inception) to
Cash flows from operating activities:	June 30, 2016	June 30, 2015
Net loss	$(2,190,766)	$(12,000)
Changes in prepaid expenses	47,623	—
Changes in state franchise tax accrual	(7,855)	—
Changes in accounts payable and accrued expenses	2,036,383	—
Changes in deferred offering costs associated with proposed public offering	—	(252,118)
Changes in accrued expenses, formation and offering costs	—	194,618

Net cash used by operating activities	(114,615)	(69,500)

Cash flows from investing activities:
Cash deposited in Trust Account	—	—
Interest reinvested in Trust Account	(223,839)	—

Net cash used in investing activities	(223,839)	—

Cash flows from financing activities:
Proceeds from notes and advances payable – related party	—	150,000
Proceeds from sale of Class F common stock to Sponsor	—	25,000

Net cash provided by financing activities	—	175,000

Increase in cash	(338,454)	105,500
Cash at beginning of period	790,635	—

Cash at end of period	$452,181	$105,500

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$13,125,000	$—
Offering costs included in accrued expenses	$—	$182,618

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

At June 30, 2016, the Company had not commenced any significant operations. All activity for the period from June 1, 2015 (inception) through June 30, 2016 relates to the Company’s formation, initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

The Company intends to finance a Business Combination with the net proceeds from its $375,000,000 Public Offering and its sale of $9,500,000 of Private Placement Warrants.

Upon the closing of the Public Offering on August 19, 2015 (the “Public Offering Closing Date”) and the sale of the Private Placement Warrants, an aggregate of $375,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee.  The remaining proceeds held outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2016 and December 31, 2015, the Trust Account consisted solely of money market funds.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2016 and the results of operations and cash flows for the period presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the full year in any other period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2016.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to be issued in connection with the conversion of Class F common stock or to settle warrants, as calculated using the treasury stock method. At June 30, 2016, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at June 30, 2016 and December 31, 2015, offering costs totaling approximately $21,407,116 and $21,407,116 respectively (including $20,625,000 in underwriters’ fees), have been charged to stockholders’ equity.

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

Accordingly, at June 30, 2016 and December 31, 2015, 35,545,719 and 35,764,796, respectively, of the 37,500,000 public shares are classified outside of permanent equity at its redemption value.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016.

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

Trust Account

At June 30, 2016 and December 31, 2015, the Company had $375,234,320 and $375,010,481, respectively, in the Trust Account which may be utilized for Business Combinations. At June 30, 2016 and December 31, 2015, the Trust Account consisted of solely money market funds.

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

In addition, at June 30, 2016, the Company had current liabilities of $2,315,829 and working capital of ($1,652,122), largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2016 and amounts are continuing to accrue.

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

Administrative Services Agreement

The Company entered into an administrative services agreement on August 13, 2015, pursuant to which it agreed to pay to an affiliate of the Sponsor $10,000 a month for office space, utilities and secretarial support. Services commenced on the date the securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2016, the Company paid an affiliate of the Sponsor $30,000 and $60,000, respectively, for such services.

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

Note 6 — Income Taxes

Components of the Company’s deferred tax asset at June 30, 2016 are as follows:

Net operating loss	1,011,060
Valuation allowance	(1,011,060)
—

Components of the Company’s deferred tax asset at December 31, 2015 are as follows:

Net operating loss	178,569
Valuation allowance	(178,569)
—

The Company established a valuation allowance of approximately $1,011,060 as of June 30, 2016 and $178,569 as of December 31, 2015, which fully offsets the deferred tax asset as of June 30, 2016 and December 31, 2015 of approximately $1,011,060 and $178,569, respectively. The deferred tax asset results from applying an effective combined federal and state tax rate of 38% to net operating carryforwards of approximately $2,660,685 as of June 30, 2016 and $469,919 as of December 31, 2015, respectively. The Company’s net operating losses will expire beginning 2035.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the three months ended June 30, 2016. As of June 30, 2016, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

Note 7 — Investments and Cash Held in Trust

At June 30, 2016 and December 31, 2015, funds in the Trust Account totaled $375,234,320 and $375,010,481, respectively, and were held in a money market fund.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Investments in money market funds held in Trust Account	375,234,320	375,234,320	—	—
Total	$375,234,320	$375,234,320	$—	$—

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Investments in money market funds held in Trust Account	375,010,481	375,010,481	—	—
Total	$375,010,481	$375,010,481	$—	$—

Note 9 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At June 30, 2016, there were 37,500,000 shares of Class A common stock and 9,375,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2016, there were no shares of preferred stock issued and outstanding.

Note 10 — Subsequent Events

Proposed Business Combination

On July 5, 2016, Gores Holdings, Inc. (the “Company”) entered into a Master Transaction Agreement (the “Master Transaction Agreement”), by and among the Company, Merger Sub, the Sellers and the Sellers’ Representative (each as defined in the Master Transaction Agreement), pursuant to which the Company will acquire Hostess Brands, LLC and related entities (the “Acquisition”).  The transactions set forth in the Master Transaction Agreement (the “Transactions”) will result in a “Business Combination” involving the Company, as defined in the Company’s charter.  The Company will create a new class of common stock in connection with the Acquisition designated as the Class B common stock, par value $0.0001 per share.  The Class B common stock will be issued to effect an “Up-C” structure following the Acquisition, and each holder of Class B common stock will hold an equivalent number of Class B units of Hostess Holdings, L.P.  The Class B common stock will have no economic interest, but will vote as a single class with the Class A common stock.

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

As indicated in the accompanying consolidated financial statements in “Item 1. Financial Statements,” at June 30, 2016, we had approximately $452,000 in cash and deferred offering costs of $13,125,000. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Recent Developments

Proposed Hostess Business Combination

On July 5, 2016, Gores Holdings, Inc. (the “Company”) entered into a Master Transaction Agreement (the “Master Transaction Agreement”), by and among the Company, Merger Sub, the Sellers and the Sellers’ Representative (each as defined in the Master Transaction Agreement), pursuant to which the Company will acquire Hostess Brands, LLC and related entities (the “Acquisition”).  The transactions set forth in the Master Transaction Agreement (the “Transactions”) will result in a “Business Combination” involving the Company, as defined in the Company’s charter.  The Company will create a new class of common stock in connection with the Acquisition designated as the Class B common stock, par value $0.0001 per share.  The Class B common stock will be issued to effect an “Up-C” structure following the Acquisition, and each holder of Class B common stock will hold an equivalent number of Class B units of Hostess Holdings, L.P.  The Class B common stock will have no economic interest, but will vote as a single class with the Class A common stock.

The Master Transaction Agreement

As a result of the Acquisition, the Sellers will receive cash and shares of common stock of the Company, as calculated pursuant to the terms of the Master Transaction Agreement.  In order to facilitate the Acquisition, the Sponsor has agreed to the cancellation of a portion of its Founder Shares and the acquisition of shares of Class A common stock and Class B common stock by the Sellers (pursuant to the Master Transaction Agreement) and the participants in the Private Placement (as defined below) (pursuant to the subscription agreements entered into in connection therewith) at a discount.

Pursuant to the Master Transaction Agreement, the aggregate consideration to be paid to the Sellers will consist of (i) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Master Transaction Agreement), (ii) a number of shares of Class A common stock and Class B common stock equal to the Closing Number of Securities (as defined in the Master Transaction Agreement) and (iii) approximately 5.4 million shares of Class B common stock issued as part of a partial rollover of one Seller’s existing equity investment.  Based upon assumed net indebtedness of approximately $992 million (after giving effect to the partial repayment of existing indebtedness), the purchase price to be paid by the Company is expected to be approximately $2.3 billion.

In addition to the consideration to be paid at the closing of the transactions contemplated by the Master Transaction Agreement, the Sellers will be entitled to receive an additional earn-out payment from the Company of up to 5.5 million shares of Class A common stock and Class B common stock, subject to the achievement of a specified adjusted EBITDA level for each of fiscal years 2016 and 2017.

The Company and C. Dean Metropoulos will be parties to certain employment arrangements, pursuant to which Mr. Metropoulos will serve as Executive Chairman of the Board of Directors.  Mr. Metropoulos will receive approximately 2.5 million shares of Class B common stock under the employment arrangements at the closing of the Transactions.  In addition, Mr. Metropoulos will be entitled to receive an additional earn-out payment from the Company of up to 2.75 million shares (which may be paid in either Class A common stock or Class B common stock), subject to the achievement of a specified adjusted EBITDA level for fiscal year 2018.

Consummation of the transactions contemplated by the Master Transaction Agreement is subject to customary closing conditions as well as specified cash availability conditions.  The Master Transaction Agreement also contains customary representations and warranties and may be terminated by the parties thereto as specified therein.

Private Placement Subscription Agreements

On July 5, 2016, the Company entered into subscription agreements with certain investors, including the Sponsor, pursuant to which the investors have agreed to purchase in the aggregate approximately 32.7 million shares of Class A common stock on a private placement basis for approximately $9.18 per share (the “Private Placement”). The proceeds from the Private Placement will be used to partially fund the cash consideration to be paid to the Sellers at the closing of the transactions contemplated by the Master Transaction Agreement.  The Private Placement is conditioned on, among other things, the closing of the Transactions.  The subscription agreements also contain customary representations and warranties and may be terminated by the parties thereto as specified therein.

Tax Receivable Agreement

At the closing of the transactions contemplated by the Master Transaction Agreement, the Company will enter into a Tax Receivable Agreement with the Sellers and C. Dean Metropoulos. The Tax Receivable Agreement will generally provide for the payment by the Company to the Sellers of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Transactions, as a result of certain increases in tax basis, tax attributes and imputed interest, as specified therein.  The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to the Sellers in accordance with specified percentages, regardless of the source of the applicable tax attribute.  Although the amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount and timing of our income, we expect that the payments that we may make thereunder could be substantial.  The Tax Receivable Agreement may be terminated by the parties thereto as specified therein.

Promissory Note

On July 27, 2016, the Sponsor loaned the Company $500,000 pursuant to a promissory note issued by the Company to the Sponsor. The proceeds from the note will be used for on-going operational expenses and certain other expenses in connection with the Acquisition.  The note is unsecured, non-interest bearing and matures on the earlier of: (i) December 31, 2016 or (ii) the date on which the Company consummates the proposed Acquisition.

Results of Operations

For the three and six months ended June 30, 2016, we had a net loss of $1,983,812 and $2,190,766, respectively. Our business activities during the three and six month periods mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by August 19, 2017. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at June 30, 2016, we had approximately $452,000 in cash and deferred offering costs of $13,125,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

In June 2015, the Company’s sponsor, Gores Sponsor LLC, (the “Sponsor”) purchased an aggregate of 11,500,000 shares of Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to each of our independent directors. Immediately prior to the Public Offering, our Sponsor forfeited 1,437,500 Founder Shares, and following the expiration of the unexercised portion of the underwriters’ over-allotment option, our Sponsor forfeited an additional 687,500 Founder Shares, so that the remaining Founder Shares held by our Sponsor and the Company’s independent directors (together, the “Initial Stockholders”) represented 20.0% of the outstanding shares upon completion of our Public Offering. On August 19, 2015, we consummated our Public Offering of 37,500,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of $375,000,000.  Prior to the Public Offering Closing Date, we completed the private sale of an aggregate of 19,000,000 Private Placement Warrants, each exercisable to purchase one-half of one share of Class A common stock at $5.75 per half share, to our Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $9,500,000. After deducting the underwriting discounts and commissions (excluding the additional fee of 3.50% of the per Unit offering price payable upon the Company’s completion of a Business Combination (the “Deferred Discount”), which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $376,100,000, of which $375,000,000 (or $10.00 per share sold in the Public Offering) was placed in a trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as Trustee. The amount of proceeds not deposited in the Trust Account was $1,100,000 at the closing of our Public Offering. In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income tax obligations. As of June 30, 2016 and December 31, 2015, the Trust Account consisted solely of money market funds.

As of June 30, 2016 and December 31, 2015, we had cash held outside of the Trust Account of approximately $452,000 and $790,000, respectively, which is available to fund our working capital requirements.

At June 30, 2016 and December 31, 2015, the Company had current liabilities of $2,315,829 and $287,301, respectively, and working capital of ($1,652,122) and $762,484, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2016 and amounts are continuing to accrue.

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

Contractual obligations

As of June 30, 2016 and December 31, 2015, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities other than an administrative services agreement to pay monthly recurring expenses of $10,000 to The Gores Group LLC, an affiliate of our Sponsor, for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Offering Costs

We comply with the requirements of the Accounting Standards Codification (the “ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, at June 30, 2016 and December 31, 2015, offering costs totaling approximately $21,407,116 and $21,407,116, respectively, (including $20,625,000 in underwriters’ fees), have been charged to stockholders’ equity.

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

Accordingly, at June 30, 2016 and December 31, 2015, 35,545,719 and 35,764,796, respectively, of the 37,500,000 public shares are classified outside of permanent equity at their redemption value.

Net loss per common share

Net loss per common share is computed by dividing net loss applicable to stockholders by the weighted average number of common shares outstanding during the period, plus to the extent dilutive the incremental number of shares of Class A common stock to be issued in connection with the conversion of the Class F common stock or to settle Warrants (as defined below), as calculated using the treasury stock method. At June 30, 2016, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

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

As of June 30, 2016, the Company’s financial statements have been presented to conform to the reporting and disclosure requirements of the above standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three and six months ended June 30, 2016 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of June 30, 2016, $375,234,320 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of such date, the Trust Account consisted solely of money market funds. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

We have not engaged in any hedging activities during the three or six months ended June 30, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Prior to the Public Offering Closing Date, we completed the private sale of an aggregate of 19,000,000 Private Placement Warrants to our Sponsor at a price of $0.50 per Private Placement Warrant, generating total proceeds, before expenses, of $9,500,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in our Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

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

Through June 30, 2016, we incurred approximately $8,282,117 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $7,500,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $13,125,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus which was filed with the SEC on August 13, 2015.

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the Public Offering Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of June 30, 2016, after giving effect to our Public Offering and our operations subsequent thereto, approximately $375,234,320 was held in the Trust Account, and we had approximately $452,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

_____________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS, INC. (Registrant)

Date: August 9, 2016
	By:	/s/ Mark Stone
Mark Stone Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)