Form 10-K
period 2016-12-31
Hostess Brands, Inc.
filed 2017-03-14
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001‑37540
HOSTESS BRANDS, INC.

(f/k/a GORES HOLDINGS, INC.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47‑4168492 (I.R.S. Employer Identification No.)
1 East Armour Boulevard Kansas City, MO (Address of principal executive offices)	64111 (Zip Code)
(816) 701‑4600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value of $0.0001 per share	NASDAQ Capital Market
56,500,000 Warrants, each exercisable for half share of Class A Common Stock
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S‑T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2016, computed by reference to the closing price reported on the NASDAQ Capital Market on such date was $365,250,000 (37,500,000 shares at a closing price per share of $9.74).

Shares of Class A common stock outstanding—98,250,917 shares at March 8, 2017
Shares of Class B common stock outstanding - 31,704,988 shares at March 8, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2017 annual meeting of stockholders, to be filed within 120 days of December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

HOSTESS BRANDS, INC.
Form 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward‑looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Annual Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified and discussed in Item 1A-Risk Factors in this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.
Explanatory Note
Hostess Brands, Inc. (f/k/a Gores Holdings, Inc.) was originally incorporated in Delaware on June 1, 2015 as a special purpose acquisition company (SPAC), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On August 19, 2015, Gores Holdings, Inc. consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“NASDAQ”).
On November 4, 2016 (the “Closing Date”), in a transaction referred to as the “Business Combination,” Gores Holdings, Inc. acquired a controlling interest in Hostess Holdings, L.P. (“Hostess Holdings”), an entity owned indirectly by C. Dean Metropoulos and certain equity funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”). Hostess Holdings had acquired the Hostess brand and certain strategic assets out of the bankruptcy liquidation proceedings of its prior owner (“Old Hostess”), free and clear of all past liabilities, in April 2013, and relaunched the Hostess brand later that year.
In connection with the closing of the Business Combination, Gores Holdings, Inc. changed its name to “Hostess Brands, Inc.” and its trading symbols on NASDAQ from “GRSH,” and “GRSHW,” to “TWNK” and “TWNKW”.
Following the Business Combination, Mr. Metropoulos and the Apollo Funds continue as stockholders and Mr. Metropoulos became Executive Chairman of Hostess Brands, Inc.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date. For convenience, we have also included under “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” supplemental pro forma combined information for 2016 that gives effect to the Business Combination as if such transaction had been consummated on January 1, 2016. References in this Annual Report to information provided for 2016 on a pro forma combined basis refer to such supplemental pro forma financial information.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer, for periods prior to the completion of the Business Combination, to Hostess Holdings and its subsidiaries and, for periods upon or after the completion of the Business Combination, to Hostess Brands, Inc. and its subsidiaries, including Hostess Holdings and its subsidiaries. Our “Sponsor” refers to Gores Sponsor, LLC, a Delaware limited liability company and the principal stockholder of Gores Holdings, Inc. prior to the Business Combination, and the “The Gores Group” refers to The Gores Group LLC, an affiliate of our Sponsor. “Metropoulos Entities” refer to Mr. Metropoulos and entities controlled by him that continue to hold an equity stake in us. “Legacy Hostess Equityholders” refer to the Apollo Funds and the Metropoulos Entities, collectively.

PART I
ITEM 1. Business
Company Overview
Hostess® has been an iconic American brand for generations. We offer a variety of new and classic treats under the Hostess® brand including Twinkies®, Cupcakes, Ding Dongs®, Ho Hos®, Donettes®, and Zingers® among others. In April 2013, we acquired the Hostess® and Dolly Madison® brands out of the bankruptcy liquidation proceedings of its prior owners, free and clear of all prior liabilities, contracts, deferred taxes and other “legacy” issues. After a brief hiatus in production, we began providing Hostess products to retailer partners and consumers nationwide in July 2013. By combining Hostess’ strong reputation with innovative technology and a Direct-To-Warehouse (“DTW”) business model, we rapidly recaptured market share. In nearly four years, we have invested approximately $160 million to upgrade our manufacturing footprint, implement new IT systems and enhance production efficiency through the installation of automated baking and packaging lines. These investments, combined with our DTW distribution model, have reestablished Hostess’ leading, premium brand position in the $6.5 billion U.S. Sweet Baked Goods (“SBG”) category¹ and have increased our distribution channels and paved new growth opportunities for the Company.

Our DTW distribution model uses centralized distribution centers and common carriers to fill orders, with products generally delivered to our customers’ warehouses. This model has eliminated the need for Direct-Store-Delivery (“DSD”) routes and drivers which has allowed us to expand our core distribution while gaining access to new channels (e.g., further penetration into convenience, drug store, dollar, foodservice, and cash & carry). We have both renewed and added relationships with trusted retailers around the country.

As a highly fragmented category in both the United States and internationally, SBG represents a significant opportunity for further consolidation. Our business model and efficient DTW route-to-market strategy, along with highly sophisticated and modern systems, provide an ideal platform for adding other branded snacks to our portfolio. We maintain a highly-disciplined outlook on acquisitions, focusing on opportunities with large addressable markets. In addition, we believe our expertise in managing brands (led by our Executive Chairman, Dean Metropoulos) and experience in operating packaged food businesses (under the leadership of our President and Chief Executive Officer, Bill Toler) gives us the specialized tools to position the Company as an attractive vehicle for future growth within the snacking universe.

We have been actively investing in new product development and pursuing acquisitions to further leverage our strong brand and to expand into new categories and markets to drive incremental growth. In April 2015, we launched Hostess® branded bread and buns to capitalize on the strength of our brand and to expand our product assortment in the small format channels, including convenience and drug channels.

In May 2016, we purchased 100% of the stock of Superior Cake Products, Inc. (“Superior”), to expand into the in-store bakery (“ISB”) section of grocery and club retailers. Retailers are increasingly utilizing in-store bakery goods to provide a differentiated shopping experience and to showcase product offerings. Superior manufactures eclairs, madeleines, brownies, and iced cookies, and also offers preservative-free and gluten-free products. We believe there is growth potential by expanding Hostess® product offerings within the ISB section of grocery and club retailers.

¹Historically, we utilized Nielsen’s Total Universe data via the Nitro platform to gather U.S. retail sales and to measure our market share. In December 2016, we upgraded from Nielsen’s Nitro platform to Answers on Demand (“AOD”). Under AOD, certain products that were previously categorized as SBG in the Nitro platform database are now reported in the In-Store Bakery (“ISB”) category under the AOD platform. This change has resulted in lower total U.S. SBG category retail sales which were previously reported at $6.8 billion and is now reported at $6.5 billion. In addition, this switch has also resulted in certain Hostess items (primarily seasonal) being included in the overall results and our share of the market that previously were not part of the underlying data set.

As a result of these changes, our respective market share percentages previously reported have all been retroactively restated in this Annual Report on Form 10-K to reflect measurements from the AOD platform. In certain instances, our share of the market may appear to be higher than previously reported due to the change in the baseline (for example, lower total SBG retail sales).

These restatements are indicated by an asterisk (*) throughout this section, Item 1, Business, of the Company’s Annual Report on Form 10-K.

The Industry Where Hostess Operates: Large and Attractive

Snacking is ubiquitous in the U.S. and continues to grow.

Nearly all U.S. consumers eat snacks at least once per day. According to Information Resources, Inc. (“IRI”), the average number of snacks consumed per person per day in the United States increased over 40%, from 1.9 to 2.7 between 2010 and 2015. The U.S. SBG category is one of the largest categories within the broader $110 billion U.S. snacking universe, with estimated retail sales of $6.5 billion in 2016 according to Nielsen* U.S. total universe for the 52 weeks ended December 31, 2016. The SBG category includes breakfast items (e.g., donuts, breakfast danishes, and muffins) and all-day snacking items (e.g., snack cakes, pies, bars, brownies, blondies, and cookies). According to The Nielsen Company, the Sweet Snacks category (Candy, Cookies, SBG) accounted for 50.4% of the Total Snacks category dollars, and is growing at 1.3% compared to Total Food & Beverage sales growth of 0.1% in 2016 vs the prior year. Hostess’ product offerings within the SBG category are characterized by highly impulse-driven purchase decisions, low price elasticity, and continued appeal across economic cycles. Hostess’ products benefit from increased snacking frequency driven by today’s busy lifestyles. According to IRI’s snacking survey, over 90% of consumers state that taste is important when looking for snacks, and Hostess is one of the leading providers of delectable and satisfying snack cakes in America. According to IRI’s 2016 “State of the Snack Food Industry” report, retail dollar sales of indulgent snacks in the U.S. grew 3.4% year over year, in-line with growth of the broader core snacks category and faster than the total retail food & beverage industry (2.9%). In fact, according to IRI, Hostess’ products participate in some of the fastest growing industry segments, such as Bakery Snacks (6.9% 2015 over 2014 growth) and donuts / pastries (6.7% 2015 over 2014 growth).
Hostess is a category and segment leader.
Hostess® is the second leading brand by market share within SBG. For the 52-week period ended December 31, 2016 our market share was 16.7% per Nielsen’s* U.S. SBG category data. We have a #1 leading market position within the two largest SBG Segments; Donut Segment and Snack Cake Segment, and have a #2 leading market position in total Sweet Baked Goods, according to Nielsen* U.S. total universe for the 52 weeks ended December 31, 2016. The Donut and Snack Cake Segments together account for 49% of the SBG categories’ total dollar sales. We believe that our importance to the SBG category is clearly evident through the sales decline the category experienced while Hostess® products were off store shelves. The U.S. SBG category contracted 8% during our hiatus, but subsequently grew to a 14% increase-a 22% point swing-during the 52 weeks ended December 31, 2016 period following our return. We have accounted for 72% of the category’s growth from the 52 weeks ending July 31, 2013 to the 52 weeks ending December 31, 2016. We account for 100.5% of the category’s growth in the latest 52 weeks ending December 31, 2016* vs the prior year. All other brands contributed (0.5)% vs. one year ago.

Hostess $ share of SBG category[1]	U.S. SBG category growth
Since relaunch	Hostess hiatus[2]	Following relaunch[3]

1 Source: Nielsen U.S. total universe*
2Source: Nielsen U.S. total universe, 12 weeks ended 10/13/2012 vs 12 weeks ended 1/26/13*
3 Source: Nielsen U.S. total universe, 52 weeks ended 07/06/2013 vs 52 weeks ended 12/31/16*

Competitive landscape.
Hostess® is #2 in the U.S. SBG category. The top three brands account for 59% of the SBG retail sales according to Nielsen1, while the rest of the category remains fairly fragmented. With limited private label penetration within the category (4% market share1 vs. 18%1 for overall packaged food), consumers have shown a strong preference for trusted brands within the SBG category. The leading positions are solidified through extensive product portfolios, strong brand awareness, established distribution capabilities and long-standing relationships with critical high-volume retailers. Furthermore, high levels of capital investment are required to establish manufacturing and distribution capabilities of meaningful scale, providing additional barriers to entry.
Consumers favor on-the-go breakfast consumption.
Over 50% of the $6.5 billion SBG category is the breakfast sub-category, consisting of donuts ($1.5 billion), breakfast sweet goods ($1.3 billion) and muffins ($479 million) according to Nielsen* U.S. total universe for the 52 weeks ended December 31, 2016. Convenience and brand preference continue to influence snack selection, as over half of U.S. consumers rate portability as a key attribute in breakfast items as according to Mintel. These consumption trends play to our strengths as our products conveniently come packaged in both single-serve and multipack varieties. In addition, we have launched a line of Hostess whole grain mini muffins, jumbo muffins, danishes, and glazed donuts, which have been well-received as new breakfast offerings.

1 Source: Nielsen U.S. total universe, 52 weeks ended 12/31/16*

Our Competitive Strengths
Leading brands synonymous with American snacking.
We believe that we have maintained our brand power and category awareness for nearly a century by satisfying consumers’ need for fun, light-hearted treats. We believe our portfolio of highly recognized products is synonymous with American snacking, and there is perhaps no better indicator of this than our 90%+ brand awareness, according to a Harman Atchison study in 2014. We believe that we have established our leadership position in the SBG segment through the strength and quality of our products, developing and promoting a brand that unites our loyal consumer base and by pricing our products at a reasonable premium to other snacking alternatives.
We take great pride in baking an assortment of classic American treats such as Twinkies®, Donettes®, Cupcakes, Sno Balls ®, Ding Dongs ®, Zingers ®, Ho Hos ® and Suzy Qs ®. Each brand has established its own identity and fan base, with brands appearing in movies, TV shows and other pop culture venues. We believe the Hostess brand is perceived as fun, dynamic, innovative and part of American popular culture. Our most famous brand, Twinkies ®, continues to gain visibility as a cultural icon including through successful campaigns around movie releases including X-Men, The Minions and the 2016 summer movie release, Ghostbusters. We currently have over 1.1 million Facebook fans and approximately 92,800 Twitter followers as well as prominent visibility on YouTube and Instagram.
Strong position at retailers.
We believe consumers and retailers alike recognize Hostess, and our breadth of products, as a leading brand and umbrella for the whole category. Our broad product portfolio offers the unique opportunity to expand shelf space, particularly in newly obtained and newly accessible channels. While Old Hostess was limited by its DSD model, we have been able to leverage the DTW model to expand our core distribution while gaining access to other whitespace channels (i.e., certain convenience, drug, dollar, foodservice, and cash & carry). As a result, we have both renewed and added relationships with trusted retailers around the country, once again stocking shelves with our products. We believe that our DTW model, along with the strength of our premium positioning, allows us to offer retailers attractive margins that incentivize further distribution of our products.

The New Hostess is an innovation engine.
When we relaunched Hostess, we set out to challenge the status quo business model of our competitors. We established our innovative DTW distribution model and heavily invested in machinery and equipment at our bakeries, which has resulted in energy, labor and time savings, along with the ability to achieve efficiently made quality products. These investments paved the way for new product innovation. Unlike Old Hostess, whose DSD model required new products to be manufactured on various lines in multiple facilities in order to facilitate distribution across the country, we can now leverage our existing infrastructure and produce new products on one line in one facility. Centralized production allows us to continually innovate and bring new products to market while not disrupting the production of our existing product portfolio.

We are devoted to maintaining our iconic brands while contemporizing in order to stay relevant with consumers into the future. We believe that to support our premium position, we must continually evolve with changing consumer preferences and trends. As such, we have created an infrastructure that allows us to remain flexible. Our new pre-built, retail-ready corrugated displays allow retailers to take full or partial pallets of product through our warehouses and have them ready for display. We continue to develop new flavors and platforms, and have a robust innovation pipeline that expands the Hostess brand across categories. Recent product launches include whole grain mini muffins, Suzy Qs® snack cakes (a product re-launch), and Hostess Sweet Shop™ brownies. In August 2016, we launched a line of Deep Fried Twinkies® in the freezer aisle. Collectively, we believe our product launches have been successful and augmented our top line growth. Product launches in 2016 have resulted in pro forma combined net revenue of $44.0 million for the year ended December 31, 2016. In addition, the recent acquisition of Superior provides us a presence in the ISB category. Net revenue for Superior was $26.7 million for the period from the acquisition date of May 10, 2016 through December 31, 2016, and accounted for 4% of our pro forma combined net revenue for 2016.

DTW Distribution Model.

We believe our DTW distribution model has created a substantial whitespace opportunity, which is one of the key drivers that we expect to fuel our future growth. We have greater access to convenience, drug and dollar stores. Distributing to these channels under a DSD model can be inefficient due to small average drop size. Similarly, we have an opportunity to continue building distribution in the drug store channel after having successfully established a strong presence. Historically, DSD snack cake companies have competed with candy and tobacco distributors; however, our DTW model has enabled us to partner with these third-party distributors who can profitably penetrate both the convenience store and drug store channels and who are looking for opportunities to gain share in the SBG category. For 2016, convenience and drug stores accounted for 34.4% of pro forma combined net revenues. We have established a strong presence and market share in the drug store channel and are focused on continuously expanding coverage of convenience stores. These partnerships further expand our distribution reach in a highly efficient manner and we believe they will add to our growth potential going forward.
Highly efficient and profitable business model.
The DTW distribution model is a significant change from Old Hostess’ DSD system, which utilized company owned trucks and company employed union drivers to serve over 5,500 routes. Today all transportation and shipping is done through third-parties to warehouse locations. Transportation and distribution costs as a percentage of net sales have been reduced by nearly 1800 basis points, historically ~34% and now running ~16% of net revenue.² We are investing heavily in automation, which allows for improved product quality, consistency and efficiency. However, the benefits of our industry redefining model are felt even after our products leave the bakery. By shipping products using prebuilt, shippable display cases through our DTW network, we believe we now offer retailers an enhanced merchandising asset and the ability to execute nationwide marketing campaigns with retail-ready displays placed in stores across the country all on the same day. Given the impulse driven nature of the category, in-store displays are a key differentiator in driving sales velocities.
Our new business model is supported by cost-advantaged manufacturing and distribution, expanded channel / retail store reach, enhanced in-store merchandising capabilities, and offers retailers attractive margins that incentivize further distribution of our products.

² Based on internal data, transportation and delivery costs include freight, brokerage, bracket and pickup allowance, distribution centers and stock transport order costs. Net revenue may not be directly comparable due to differences in pricing structure and levels at the Company compared to Old Hostess.

Experienced team with an entrepreneurial spirit.
We believe our Company culture is an integral part of our strategy, built on entrepreneurship, innovation, collaboration and a competitive spirit. Embodying these tenets is a strong and experienced management team, led by our CEO, Bill Toler, and our Executive Chairman, Dean Metropoulos. Bill Toler has over 30 years of industry experience and previously served as CEO of AdvancePierre Foods. Dean Metropoulos has been involved in many successful transactions involving brands such as Chef Boyardee, Duncan Hines, Ghirardelli Chocolate, Bumble Bee Tuna, Pabst Blue Ribbon, Premier Foods (the biggest UK food company), and Mumm and Perrier Jouet Champagnes. Dean Metropoulos has over 30 years of experience revamping iconic brands throughout the consumer space. In addition, we believe we have a strong supporting cast of senior leaders working in tandem with our management team. Key team members have on average over 19 years of industry experience and expertise across all business functions.
Our management team is complimented by an experienced Board of Directors, of which all have senior executive leadership and bring with them extensive consumer products knowledge. Our board members include:

•	Dean Metropolous

•	Andrew Jhawar

•	Mark R. Stone

•	Laurence Bodner

•	Neil P. DeFeo

•	Jerry D. Kaminski

•	Craig D. Steeneck

A detailed biography of each of our board members and key management team members can be found at www.hostessbrands.com. Unless expressly stated otherwise, the information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.
Our Growth Strategy
Our strategy is to be the premium sweet baked goods market leader in the United States by driving industry leading growth that outpaces our SBG peers.  This growth will be driven by rebuilding the core business, innovation and line extensions and taking advantage of whitespace opportunities.

Rebuilding the Core Business.

We plan to capitalize on the strength of the Hostess brand, positive market trends, and our attractive retailer economics in order to generate new customers and increase the number of stores carrying our products. Unlike Old Hostess, we now have the ability to unlock the potential afforded by the extended reach of warehouse distribution. Continued distribution and market share gains are expected to come from traditional channels (“core expansion”), with the remainder expected to come from untapped or under-developed whitespace channels (“whitespace opportunity”).
Our master brand strategy, combined with investments in highly effective marketing and brand-building, has resulted in what we believe to be one of the strongest brand equities in snacking.
While we have re-established and grown Hostess’ presence throughout the traditional channels in which Old Hostess previously operated, there remains further opportunity to close the gap in market share relative to Old Hostess’ penetration. By expanding points of distribution, increasing SKU assortments and recapturing shelf space in existing retailers, we plan to continue our sales growth. Our top three products (Donettes®, Twinkies® and Cupcakes) have All Commodity Volume (“ACV”) distribution rates in core channels that are 25% to 50% (based on Nielsen* 52 weeks ending December 31, 2016) higher than the average rate achieved by other products in our portfolio. These high levels are directly correlated to the focused approach we implemented on these three products during the relaunch. By applying this tailored and focused approach to our other existing product lines, we will work with retailers to expand the average number of SKUs offered and attempt to materially reduce this gap. The average number of products selling at core retailers today is approximately 22 and we have a number of retailers that have substantially larger shelf sets than the average.

One area of focus is the previously under-served channel of independent convenience stores and small grocery stores. Similarly, we have an opportunity to continue to build distribution in the drug store and club channels. Importantly, the DTW model enables us to partner with third party distributors (e.g., McLane, Core-Mark) who can profitably penetrate both the convenience and drug store channels and who are looking for opportunities to gain share in the SBG category. Our transition to DTW has created a significant opportunity for distributors to enter the SBG category and partnerships with leading distributors are expected to add materially to our growth going forward.
We believe that impulse purchase decisions are another fundamental driver of retail sales in the SBG category, which makes prominent in-store placement an essential growth lever. The DTW model provides us with a competitive advantage through the ability to utilize retail-ready corrugated displays. These pre-built displays are visually impactful, produced economically, and require minimal in-store labor to assemble or load, thus providing cost-efficient display vehicles that benefit both the retailer and us alike. Preloaded displays also allow us full control over our brand marketing, which allows us to execute retailer-wide campaigns regionally or nationally in a consistent manner, providing a unique competitive advantage across the entire SBG category, which is predominantly DSD-served.

Innovation and Line Extensions.

We understand the need to continually evolve while maintaining the tradition and offerings our loyal consumer base has come to know and love. We have been actively investing in new product development and building our long-term pipeline, leveraging our innovation pipeline and commercialization process to bring new products to market in a timely fashion. Our product innovation strategy is organized around four key objectives:

•	Complementing our existing product offering by launching classic products not yet launched or entirely new products in SBG sub-segments where we currently do not compete;

•	Launching line extensions to drive sub-brand reach;

•	Unlocking new consumer segments with new benefits and / or occasions; and

•	Expanding into new categories and markets to drive highly incremental growth.

New product innovation is designed to further leverage our brand equity with consumers, while also further penetrating retailers’ shelves. For example, in 2015 we developed a portfolio of bread products under the Hostess label. The Hostess bread launch was designed for small format channels, (e.g., convenience, drug and dollar) that often cannot get full or consistent service and pricing across their total retail footprint from independent DSD drivers. With extended shelf life (“ESL”) bread via DTW, we can now provide a consistent branded solution to bread service and pricing. In just one year after launch, we have grown our bread share of total combined convenience and drug store channels to 21%, making us the number one selling bread brand, behind private label, in these combined channels for the 52 weeks ended December 31, 2016.

We continue to research “better-for-you” concepts, while being true to the indulgent nature of our products. We are exploring opportunities to remove certain negatives (e.g., partially hydrogenated oils, artificial flavors and colors) in our products while increasing the positive nutritional elements. In 2016, we launched Hostess® Mini Muffins with Whole Grain as a differentiator within the category.

Whitespace opportunity.
Our warehouse distribution model has created the potential for us to profitably distribute our products with a significantly further reach than Old Hostess. We are penetrating the grocery channel with our Frozen Retail business, supported by our Deep Fried Twinkies ® and licensing arrangements. We will seek to grow our business within food service through a relationship with a national distributor. We have products that are now packaged for sale in Mexico, the United Kingdom and Canada. Our products are also sold on various e-commerce platforms.
In May 2016, we acquired Superior in order to expand our market and product offerings in the In-Store Bakery (ISB) section of the grocery and club retailers. Retailers are increasingly utilizing in-store bakery goods to provide a differentiated shopping experience and to showcase product offerings. Superior manufactures eclairs, madeleines, brownies, and iced cookies, and also offers preservative free and gluten free products. We believe there is also a strong growth potential by expanding Superior’s product offerings within the ISB section of grocery and club retailers.

Platform for future acquisitions.

We believe we serve as a platform for growth within the broader branded snacking universe. Within the highly fragmented SBG category, there exists the opportunity to drive value creation through acquisitions by leveraging our platform, infrastructure and performance driven management culture. Our highly skilled and seasoned leadership is committed to seeking-out opportunities that add new capabilities and product attributes (e.g., Better-for-you) to our already broad offerings. Our experienced management includes several individuals with a proven track-record of successfully managing and acquiring consumer businesses. We believe our scale, access to capital and management experience will allow us to consider both small and large acquisitions in the future and to integrate them in a seamless fashion.
 Products
The following is a summary of our principal product lines:

Twinkies®	Zingers®
Donettes®	Coffee Cakes
Cupcakes	Cinnamon Rolls
Ding Dongs®	Honey Buns
Fruit Pies	Sno Balls®
Mini Muffins	Chocodiles®
Ho Hos®	Brownies
Suzy Qs®	Bread and Buns
Danish	Jumbo Muffins
Iced Cookies	Eclairs
Madeleines

Production
We produce Hostess® and Dolly Madison® products at three baking facilities located in Emporia, Kansas; Columbus, Georgia; and Indianapolis, Indiana. Superior products are produced at two baking facilities located in Southbridge, Massachusetts. We have invested heavily in baking and packaging technology to improve productivity and efficiency, including installing two Autobake systems and a fully-automated packaging system. A portion of our products are co-manufactured and packaged under our brands and sold through our distribution facilities.
Our state of the art Autobake technologies have resulted in significant energy, labor and time savings. The technology provides fully-automated industrial baking ovens and systems, combining cost efficient, compact and continuous baking solutions that can be custom configured. The first Autobake, which exclusively produces Twinkies ®, was installed in Emporia, Kansas in July 2014. Its capabilities include equipment that fully-automates the packaging process (from wrapping to palletizing). We installed the second Autobake in Emporia in March 2015, which exclusively produces cupcakes.
We currently anticipate investing $30 million to $40 million during 2017 in support of consolidation of production lines, expanding capacity and expanding our flavor portfolio.
Raw Materials
Our principal raw materials are flour, sweeteners, edible oils and compound coating, as well as corrugate and films used to package our products. We utilize various buying strategies to lock in prices for various raw materials and packaging to reduce the impact of commodity price fluctuations.
In addition, we are dependent on natural gas as fuel for firing our ovens. Our third-party common carriers use gasoline and diesel as fuel for their trucks.

We have strategic, long-term relationships with our key suppliers for our raw materials and packaging that help leverage our buying power. While the cost of some raw materials has, and may continue to, increase or decrease over time, we believe that we will be able to purchase an adequate supply of raw materials as needed. We also sole source certain raw materials. In addition, we have multiple vendors that meet the Company’s supply requirements with the sole sourced materials, except in the case of the enzymes used in our ESL technology. With respect to the enzymes, we are in the process of confirming a secondary vendor to maintain business and flexibility.
Distribution
We utilize a DTW distribution system, using centralized distribution centers and common carriers. From our five baking facilities, products are shipped to three distribution centers located in Shorewood, Illinois, Carthage, Missouri and Worcester, Massachusetts. Each distribution center is owned and operated by third parties. The distribution centers are able to fill customer orders and reduce inventory on hand as a result of this centralized consolidation of inventory. Products are delivered to customers’ warehouses from the distribution centers using common carriers. A small number of our customers pick up their orders directly from our distribution centers.
     The DTW model is enabled by our ESL technology. Some of our products are shipped frozen at the request of certain retailers. As a result of our DTW model, we do not keep a significant backlog of finished goods inventory, as our fresh bakery products are promptly shipped to our distribution centers after being produced.
Customers
Our top 10 customers in 2016 accounted for 60.6% of total pro forma combined net revenue. During 2016, our largest customer, Wal-Mart, represented 21.1% of our pro forma combined net revenue. No other customer accounted for more than 10% of our pro forma combined net revenue in 2016. The loss of, or a material negative change in, our relationship with Wal-Mart or any of our other top 10 customers could have a material adverse effect on our business. Our customers include mass merchandisers, supermarkets and other retailers, distributors, convenience, drug and dollar stores.
Competition
We face competition from other brands, large national bakeries, smaller regional operators, supermarket chains with their own private label brands, and grocery stores with their own in-store bakery departments. The key competitive factors in the industry include product quality, price, customer service, brand recognition and loyalty, promotional activities, access to retail outlets, sufficient shelf-space and ability to identify and satisfy consumer preferences. Some of our largest national competitors include Flowers Foods, Inc., Group Bimbo, S.A. and McKee Foods Corporation. In addition, we also compete with regional sweet goods branded manufacturers and other companies, including in the ISB space, that produce cookies, candies and other sweet snacks. At times, we experience pricing pressure in certain of our markets from competitor promotions and other pricing practices. However, we believe our brand recognition, product quality and innovation have generated consumer loyalty to many of our products help mitigate this impact.
Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered Hostess® and Dolly Madison® brand trademarks and our sub-brand trademarks, including Twinkies®, Ding Dongs®, Ho Hos®, Zingers®, Sno Balls®, and Donettes®, are valuable assets that we believe reinforces our consumers’ favorable perception of our products.
From time to time, third parties have used names similar to ours, have applied to register trademarks similar to ours and, we believe, have infringed or misappropriated our intellectual property rights. Third parties have also, from time to time, opposed our trademarks and challenged our intellectual property rights. We respond to these actions on a case-by-case basis.
We rely on laws and regulations, as well as contractual restrictions, to protect our intellectual property and proprietary rights.

Government Regulation
Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products, are subject to regulation by various federal agencies, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), and the Environmental Protection Agency (the “EPA”). Our products are subject to various local, state, and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating registrations and licensing, health and sanitation standards, current Good Manufacturing Practices and traceability, food labeling, equal employment, wage and hour requirements, and environmental protection, among others. We take compliance and the safety of our products seriously and take all steps that we consider necessary or appropriate to comply with all applicable laws, rules and regulations.
Food. The FDA has comprehensive authority to regulate the safety of food and food ingredients (other than meat and poultry products), as well as dietary supplements. Food additives and food contact substances are subject to pre-market approvals or notification requirements. The FDA’s overall food safety authority was dramatically enhanced in 2011 with the passage of the Food Safety Modernization Act (“FSMA”). FSMA required the FDA to issue regulations mandating hazard analyses and risk-based preventive controls for most food producers, implementation of science-based minimum standards for the safe growing, harvesting, packing, and holding of fruits and vegetables, development and implementation of hazard analyses and risk-based controls for ingredients and food products being imported, with adequate documentation to support the foreign facilities’ processes, and institution of procedures for the sanitary transportation of food and food products. To date, all of FSMA final rules have been implemented, with compliance dates for the hazard analysis final rule for human food already in effect. The broad authority to regulate food applies to domestic food facilities and, by way of imported food supplier verification requirements, to foreign facilities that supply food products to the U.S. market. In addition, FSMA requires the FDA to identify “high risk” foods and “high risk” facilities, and instructs the FDA to set goals for the frequency of FDA inspections of such facilities. Goals for inspection are also required for non-high risk facilities and foreign facilities from which food is imported into the United States. Though guidance for these programs is still under development, the FSMA has had a significant impact on the food industry in the past five years. We continue to develop our internal processes and procedures to comply with the FSMA requirements and ensure we are in line with industry practices.
For example, FSMA meaningfully augments the FDA’s ability to access foreign and domestic producers’ records and suppliers’ records. FSMA gives the FDA authority to require food producers, distributors, and sellers to recall adulterated or misbranded food if the FDA determines that there is a reasonable probability that the food will cause serious adverse health consequences to persons or animals. Additionally, the FSMA increases the FDA’s authority to institute administrative detentions of adulterated and misbranded foods. The FSMA also results in enhanced tracking and tracing of food requirements and, as a result, increases discipline of recordkeeping for our suppliers and contract manufacturers.
The FDA also exercises broad jurisdiction over the labeling and promotion of food. Labeling is a broad concept that, under certain circumstances, extends to product-related claims and representations made on a company’s website or similar printed or graphic medium. All foods must bear labeling that provides consumers with essential information with respect to ingredients and allergens, product weight, manufacturer/distributor location, etc. In May 2016, the FDA issued a Final Rule revising the nutrition and supplement facts panel (the “NFP” and “SFP” respectively) requirements on food products, as well as a related final rule updating serving sizes customarily consumed. Importantly for our products, one substantial new requirement is the inclusion of “Added Sugars” amounts within the NFP. The compliance date for the updated NFP labeling is May 2018.
FDA Enforcement. The FDA has broad authority to enforce the provisions of the Food, Drug and Cosmetic Act (the “FDCA”) applicable to the safety, labeling, manufacturing, distribution, and promotion of foods, including powers to issue a public warning letter to a company, publicize information about illegal products, institute an administrative detention of food, request or order a recall of illegal products from the market, and request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. Pursuant to FSMA, the FDA also has the power to refuse the import of any food from a foreign supplier that is not appropriately verified as in compliance with all FDA laws and regulations. Moreover, the FDA has the authority to administratively suspend the registration of any facility producing food deemed to present a reasonable probability of causing serious adverse health consequences.

Food Advertising. Since 1954, the FTC and the FDA have operated under a Memorandum of Understanding (“the MOU”) under which the FTC has assumed primary responsibility for regulating food advertising, while the FDA has taken primary responsibility for regulating food labeling. The FTC exercises jurisdiction over the advertising of foods under its statutory authority to prohibit deceptive acts or practices under Section 5, and prohibit any false advertisement that is misleading in any material respect under Sections 12 and 15, of the Federal Trade Commission Act (“the FTC Act”). The FTC has the power to institute monetary sanctions and the imposition of “consent decrees” and penalties that can severely limit a company’s business practices.
Current Events. There are a variety of regulatory reform initiatives within the FDA, FTC, EPA, and Congress that may affect regulations and/or respective effective or compliance dates applicable to our products.
Employees
As of December 31, 2016, we employed approximately 1,350 people. Of our total workforce, approximately 1,180 were located at our bakery facilities. The remaining workers comprised functions including operations management, sales and supply chain, among others. In early 2015, we entered into collective bargaining agreements with the local unions of the Bakery, Confectionary, Tobacco Workers and Grain Millers Union in Indianapolis, Indiana and Columbus, Georgia. Approximately 420 employees are covered by these collective bargaining agreements.
We consider our relations with employees to be good and have not experienced a strike or significant work stoppage.
Employee Safety and Environmental Sustainability
We are committed to keeping our employees safe, protecting the environment and providing developmental opportunities for our employees.  We endeavor to be a company of energized people and to be a good corporate citizen.

Our goal is to create a higher standard of living and quality of life for our employees and our communities.  New automation, safety investments and behavioral safety training have resulted in higher employee engagement and low workers’ compensation costs. We meet periodically with local and state leaders to discuss business planning and ways to become a better community partner with educational, municipal and regulatory agencies.  We promote participation in charitable organizations and make philanthropic donations in some of the communities where we operate.

We also routinely donate a portion of our excess production to food banks in areas we operate.

Available Information
The Company’s Internet website address is www.hostessbrands.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 1A.
RISK FACTORS
You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. The risks described below are those which we believe are the material risks that we face. Additional risks not presently known to us or which we currently consider immaterial may also have an adverse effect on us. Any risk described below may have a material adverse impact on our business or financial condition. Under these circumstances, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
Maintaining, extending and expanding our reputation and brand image are essential to our business success.
We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain our brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Increasing attention on the role of food marketing could adversely affect our brand image. It could also lead to stricter regulations and greater scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. The growing use of social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands or our products on social or digital media, whether or not valid, could seriously damage our brands and reputation. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition and operating results could be materially and adversely affected.
Our intellectual property rights are valuable, and our failure to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, including our trademarks, trade names, copyrights, trade secrets and trade dress, to be a significant and valuable part of our business. We attempt to protect our intellectual property rights by taking advantage of a combination of applicable laws, copyright registrations, trademark registrations and/or applications for our trademarks, third-party agreements (including non-disclosures, assignments, distribution and/or manufacturing, licenses, consents and co-existence) and policing and enforcement of third-party misuse or infringement of our intellectual property. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business. In addition, third-party claims of intellectual property infringement might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.
Any litigation regarding intellectual property (including third party infringement claims or litigation initiated by us to protect our intellectual property rights) could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Any of the occurrences outlined above could materially and adversely affect our reputation, product sales, financial condition and operating results.

We may be unable to leverage our brand value to compete against lower-priced alternative brands.
In nearly all of our product categories, we compete with lower-priced alternative products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and retailer or other economy brands change in favor of competitors’ products or if consumers perceive this type of change. If consumers choose the lower-priced brands, then we could lose market share or sales volumes, which could materially and adversely affect our product sales, financial condition, and operating results.We may be unable to correctly predict, identify and interpret changes in consumer preferences and demand and offer new products to meet those changes.
Consumer preferences for food and snacking products change continually. Our success will depend on our ability to predict, identify and interpret the tastes, dietary habits, packaging and other preferences of consumers and to offer products that appeal to these preferences. Moreover, weak economic conditions, recession or other factors could affect consumer preferences and demand. If we do not offer products that appeal to consumers or if we misjudge consumer demand for our products, our sales and market share will decrease and our profitability could suffer.
We continually introduce new products or product extensions and our operating results and growth will depend upon the market reception of such new products. There can be no assurance that new products will find widespread acceptance among consumers, and unsuccessful product launches may decrease our profitability and damage our brands’ reputation.
In addition, prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers are increasingly focused on health and wellness, including weight management and reducing sugar consumption. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our reputation, product sales, financial condition and operating results.
We operate in a highly competitive industry.
The SBG business is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, price, trade promotion, consumer promotion, customer service, and the ability to identify and satisfy emerging consumer preferences. We face competition from other large national bakeries, smaller regional operators, supermarket chains with their own private labeled brands, grocery stores with their own in-store bakery departments and diversified food companies. Our competitors include a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them, and may be substantially less leveraged than us. We may not be able to compete successfully with these companies. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which could materially and adversely affect our margins and could result in a decrease in our operating results and profitability.
Our growth may be limited by our inability to maintain or add additional shelf or retail space for our products.
Our results will depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. However, our ability to do so may be limited by our inability to secure additional shelf or retail space for our products. Shelf and retail space for sweet baked goods is limited and subject to competitive and other pressures, and there can be no assurance that retail operators will provide us sufficient shelf space for our products to enable us to meet our growth objectives. If we are unable to maintain or increase our shelf or retail space, we could experience an adverse impact on our financial conditions and operating results.

Our success will depend on our continued ability to produce and successfully market products with extended shelf life.
We have invested to extend our product shelf life, while maintaining our products’ taste, texture and quality. Extended shelf life is an important component of our DTW model. Our ability to produce and successfully market existing and new products with this extended shelf life, while maintaining taste, texture and quality, is essential to our success. If we are unable to continue to produce products with extended shelf life or if the products are not accepted by consumers, we could be forced to make changes to our distribution model and that could have an adverse effect on product sales, financial condition and operating results.
We may be unable to drive revenue growth in our key products or add products that are faster-growing and more profitable.
The SBG industry’s overall growth is linked to population growth. Our future results will depend on our ability to drive revenue growth in our key products. Because our operations are concentrated in North America, where growth in the SBG industry has been moderate, our success also depends in part on our ability to enhance our portfolio by adding innovative new products. There can be no assurance that new products will find widespread acceptance among consumers. Our failure to drive revenue growth in our key products or develop innovative new products could materially and adversely affect our profitability, financial condition and operating results.
Commodity, energy, and other input prices are volatile and may rise significantly.
We purchase and use large quantities of commodities, including flour, sweeteners, edible oils and compound coating to manufacture our products. In addition, we purchase and use significant quantities of corrugate and films to package our products. We are also exposed to changes in energy prices, which impact both our manufacturing and distribution costs. Prices for commodities, other supplies and energy are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or investment demand, and changes in governmental regulation and trade, alternative energy, and agricultural programs. Rising commodity, energy, and other input costs could materially and adversely affect our cost of operations, including the manufacture, transportation, and distribution of our products, which could materially and adversely affect our financial condition and operating results.
Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to utilize forward buying strategies through short-term and long-term advance purchase contracts, to lock in prices for certain high-volume raw materials, packaging components and fuel inputs, these strategies may not protect us from increases in specific raw materials costs. Continued volatility or sustained increases in the prices of commodities and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, increases in the prices of our products to cover these increased costs may result in lower sales volumes. If we are not successful in our hedging activities, or if we are unable to price our products to cover increased costs, then commodity and other input price volatility or increases could materially and adversely affect our financial condition and operating results.
If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our operating results could be adversely affected.
We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates are our largest customers and represented approximately 21.1% of our pro forma combined net revenue for the year ended December 31, 2016. Cumulatively, including Wal-Mart, our top ten customers accounted for 60.6% of pro forma combined net revenue for the year ended December 31, 2016.
We do not have long-term supply contracts with any of our major customers. The loss of one or more major customers, a material reduction in sales to these customers as a result of competition from other food manufacturers, or the occurrence of a significant business interruption of our customers’ operations would result in a decrease in our revenue, operating results, and earnings.

Our geographic focus makes us particularly vulnerable to economic and other events and trends in North America.
We operate in North America and, therefore, are particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of our key ingredients, and other adverse events. The concentration of our businesses in North America could present challenges and may increase the likelihood that an adverse event in North America would materially and adversely affect our product sales, financial condition and operating results.
The consolidation of retail customers could adversely affect us.
Retail customers may continue to consolidate, resulting in fewer customers for our business. Consolidation also produces larger retail customers that may seek to leverage their position to improve their profitability by demanding improved efficiency, lower pricing, increased promotional programs, or specifically tailored products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own retailer brands. Retail consolidation and increasing retailer power could materially and adversely affect our product sales, financial condition, and operating results.
Retail consolidation also increases the risk that adverse changes in our customers’ business operations or financial performance will have a corresponding material and adverse effect on us. For example, if our customers cannot access sufficient funds or financing, then they may delay, decrease, or cancel purchases of our products, or delay or fail to pay us for previous purchases, which could materially and adversely affect our product sales, financial condition, and operating results.
Our results could be adversely impacted as a result of increased labor and employee-related expenses.
Inflationary pressures and any shortages in the labor market could increase labor costs, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing employee benefits, including health and welfare, and severance benefits. The annual costs of benefits vary with increased costs of health care and the outcome of collectively-bargained wage and benefit agreements.
Higher health care costs and labor costs due to statutory and regulatory changes could adversely affect our business.
Under the U.S. Patient Protection and Affordable Care Act (the “ACA”), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and operating results. In addition, changes in federal or state workplace regulations could adversely affect our business, financial condition and operating results.
Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees are paid at rates set above, but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially adversely affect our business, financial condition and operating results.
A portion of our workforce belongs to unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages could cause our business to suffer.
Approximately 31% of our employees, as of December 31, 2016, are covered by collective bargaining agreements and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or operating results. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

We may be subject to product liability claims should the consumption of any of our products cause injury, illness or death.
We sell food products for human consumption, which involves risks such as product contamination or spoilage, mislabeling, product tampering and other adulteration of food products. Consumption of a mislabeled, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or law suits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating the business. In addition, publicity regarding these claims could adversely affect our reputation.
Our recent product recalls have increased our costs and may negatively impact our brands’ reputation, and future recalls could adversely affect our business.
On June 3, 2016, we announced the voluntary recall of approximately 710,000 cases of various products as a direct result of the recall by the Company’s supplier, Grain Craft, of certain lots of its flour for undeclared peanut residue. These products could have posed a risk to consumers with peanut allergies because the products potentially contained low levels of undeclared peanut residue. While we believe we have taken all appropriate steps to address this issue, the recall resulted in increased costs and could negatively affect our brands’ reputation. In addition, on January 9, 2017, we announced the voluntary recall of our Holiday White Peppermint Hostess® Twinkies® because of a recall of the milk powder ingredients used in the confectionary coating used in the product. The confectionary coating contained milk powder ingredient recalled due to a concern of Salmonella contamination. The recall could result in lost sales and negatively affect our brands’ reputation.
In the future, a product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals or recalls, destruction of product inventory, negative publicity, temporary plant closings, substantial cost of compliance or remediation, and potentially significant product liability judgments against us. Any of these events could result in a loss of demand for our products, which would have a material adverse effect on our financial condition, operating results or cash flows. We could also be adversely affected if consumers lose confidence in our product quality, safety and integrity generally.
Unanticipated business disruptions could adversely affect our ability to provide our products to our customers.
Factors that are hard to predict or beyond our control, like weather, natural disasters, fire, explosions, terrorism, political unrest, generalized labor unrest or health pandemics could damage or disrupt our operations. In addition, our operations could be disrupted by a material equipment failure. We do not have significant redundant operating equipment to allow for such disruptions. Accordingly, if we do not effectively respond to disruptions in our operations, for example, by replacing capacity at our manufacturing locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers’ confidence, and long-term consumer demand for our products could decline. These events could materially and adversely affect our product sales, financial condition and operating results.
We rely on third parties for significant services that are important to our business, and their failure to perform could adversely affect our business, financial condition and operating results.
We operate a DTW distribution system that utilizes third-party centralized distribution centers and common carriers to transport a substantial majority of our products. While this has expanded our distribution reach and reduced delivery costs, we are dependent upon third parties to effectively distribute our products. Any failure by us to deliver our products in a timely manner would have an adverse impact on our sales and our reputation. In addition, we rely on third parties for sales and marketing services. We do not have long-term contracts with any of these third party service providers. Accordingly, any termination by a third party provider of their services to us, or any failure by these third parties to perform their obligations to us, would have a material adverse impact on our business and operating results.

Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties.
As a large food company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern food production, storage, distribution, sales, advertising and marketing, as well as licensing, trade, labor, tax and environmental matters, and health and safety practices. Government authorities regularly change laws and regulations and their interpretations. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and operating results.
Our insurance may not provide adequate levels of coverage against claims.
We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and operating results.
We are subject to laws and regulations relating to protection of the environment, worker health, and workplace safety. Costs to comply with these laws and regulations, or claims with respect to environmental, health and safety matters, could have a significant negative impact on our business.
Our operations are subject to various federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of solid and hazardous materials and wastes, employee exposure to hazards in the workplace and the cleanup of contaminated sites. We are required to obtain and comply with environmental permits for many of our operations, and sometimes we are required to install pollution control equipment or to implement operational changes to limit air emissions or wastewater discharges and/or decrease the likelihood of accidental releases of hazardous materials. We could incur substantial costs, including cleanup costs, civil or criminal fines or penalties, and third-party claims for property damage or personal injury as a result of any violations of environmental laws and regulations, noncompliance with environmental permit conditions or contamination for which we may be responsible that is identified or that may occur in the future. Such costs may be material.
Under federal and state environmental laws, we may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances, as well as related costs of investigation and damage to natural resources, at various properties, including our current and former properties and the former properties of our predecessors, as well as off-site waste handling or disposal sites that we or our predecessors have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such hazardous or toxic substances. Any such locations, or locations that we may acquire in the future, may result in liability to us under such laws or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions. In addition, we may be liable if hazardous or toxic substances migrate from properties for which we may be responsible to other properties.
In addition to regulations applicable to our operations, failure by any of our suppliers to comply with regulations, or allegations of compliance failure, may disrupt their operations and could result in potential liability. Even if we were able to obtain insurance coverage or compensation for any losses or damages resulting from the noncompliance of a supplier with applicable regulations, our brands and reputation may be adversely affected by negative perceptions of our brands stemming from such compliance failures.
We cannot predict what environmental or health and safety legislation or regulations will be enacted in the future or how existing or future laws or regulations will be enforced, administered or interpreted. We also cannot predict the amount of future expenditures that may be required in order to comply with such environmental or health and safety laws or regulations or to respond to environmental claims.

Our operations are subject to regulation by the FDA, FTC and other governmental entities, and such regulations are subject to change from time to time which could impact how we manage our production and sale of products.
Our operations are subject to extensive regulation by the FDA, the FTC and other national, state, and local authorities. For example, we are subject to the FDCA and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or cGMPs, and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In January 2011, the FSMA was signed into law. The law increased the number of inspections at food facilities in the U.S. in an effort to enhance the detection of food-borne illness outbreaks and order recalls of tainted food products. The FTC and other authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our operating results to be adversely affected.
We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance and contracting with third-party laboratories that conduct analysis of products for the nutritional-labeling requirements. Compliance with regulations is costly and time-consuming. Failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material adverse effect on our business and operating results.
Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.
We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business and operating results. In particular, the new presidential administration has indicated its intent to pursue comprehensive regulatory reform. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and operating results.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; and

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
The new presidential administration has indicated its intent to propose comprehensive tax reform. We cannot predict whether such changes will be favorable or unfavorable to our tax position.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately.
The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and operating results to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and viruses. Any such damage or interruption could have a material adverse effect on our business.
We may not successfully identify or complete strategic acquisitions, alliances, divestitures or joint ventures.
From time to time, we may evaluate acquisition candidates, alliances or joint ventures that may strategically fit our business objectives or we may consider divesting businesses that do not meet our strategic objectives or growth or profitability targets. For example, on May 10, 2016, we acquired Superior. These activities may present financial, managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, inability to effectively and immediately implement control environment processes across a diverse employee population, adverse effects on existing or acquired customer and supplier business relationships, and potential disputes with buyers, sellers or partners. In addition, to the extent we undertake acquisitions, alliances or joint ventures or other developments outside our core geography or in new categories, we may face additional risks related to such developments. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.
We may be unable to hire or retain and develop key personnel or a highly skilled and diverse workforce or manage changes in our workforce.
We must hire, retain and develop a highly skilled and diverse workforce. We compete to hire new personnel in the many regions in which we manufacture and market our products and then to develop and retain their skills and competencies. Unplanned turnover or failure to develop adequate succession plans for leadership positions or hire and retain a diverse workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness.
We also face increased personnel-related risks. These risks could lead to operational challenges, including increased competition for employees with the skills we require to achieve our business goals, and higher employee turnover, including employees with key capabilities. Furthermore, we might be unable to manage changes in, or that affect, our workforce appropriately or satisfy the legal requirements associated with how we manage and compensate our employees.
These risks could materially and adversely affect our reputation, ability to meet the needs of our customers, product sales, financial condition and operating results.

Risks Related to the Business Combination and Our Capital Structure
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of December 31, 2016, our total balance on long term debt, excluding deferred financing charges, discount, premium, and capital lease obligations, was approximately $1.0 billion. Our high degree of leverage could have important consequences, including:

•
requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities or to pay dividends;

•	exposing us to the risk of increased interest rates because all of our borrowings, including our borrowings under our credit facilities, are at variable rates;

•	making it more difficult for us to make payments on our indebtedness;

•	increasing our vulnerability to general economic and industry conditions;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	subjecting us to restrictive covenants that may limit our flexibility in operating our business;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•	placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.
Despite our significant leverage, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.

We may be unable to obtain additional financing to fund our operations and growth.
We may require additional financing to fund our operations or growth. The failure to secure additional financing could have a material adverse effect on our continued development or growth. None of our officers, directors or stockholders is required to provide any financing to us.

The Gores Group, the Apollo Funds and the Metropoulos Entities have significant influence over us.
As of March 8, 2017, The Gores Group, the Apollo Funds, and the Metropoulos Entities beneficially own approximately 50% of our common stock, including approximately 33% of our Class A common stock and 100% of our Class B common stock. Holders of our Class B stock are entitled to vote on all matters presented to the Company’s stockholders, but do not have any economic rights to the distributions of the Company. As long as The Gores Group, the Apollo Funds and the Metropoulos Entities own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
Pursuant to the Executive Chairman Director Agreement entered into with Mr. Metropoulos, Mr. Metropoulos serves as the Executive Chairman of our board. The Executive Chairman Director Agreement provides that, for so long as the Metropoulos Entities in the aggregate hold at least 7.5% of the capital stock of the Company on a fully-diluted basis, Mr. Metropoulos will have the right to designate one member for election to the board, which designee will be Mr. Metropoulos himself so long as he is employed as Executive Chairman.

The Gores Group’s, the Apollo Funds’ and the Metropoulos Entities’ interests may not align with the interests of our other stockholders. The Gores Group, the Apollo Funds and the Metropoulos Entities are all in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Gores Group, the Apollo Funds and the Metropoulos Entities may also pursue acquisition opportunities that may be complementary to our business.

We are required to pay the Legacy Hostess Equityholders for a significant portion of the tax benefit relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of our operating subsidiaries resulting from the Metropoulos Entities’ exchange of shares of Class B common stock and Class B units of Hostess Holdings for shares of our Class A common stock.
Class B units in Hostess Holdings may be exchanged (together with the cancellation of shares of our Class B common stock) by the holders thereof for, at the Company’s election, shares of Class A common stock, on a one-for-one basis (subject to customary anti-dilution adjustments), or the cash equivalent of such shares. The exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of our operating subsidiaries that otherwise would not have been available, although the U.S. Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the U.S. Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

We are party to a Tax Receivable Agreement that provides for the payment by us to the Legacy Hostess Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of: (i) certain increases in tax basis resulting from the Business Combination; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the Business Combination; (iii) certain increases in tax basis resulting from exchanges of Class B units; (iv) imputed interest deemed to be paid by the Company as a result of payments that it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments that the Company makes under the Tax Receivable Agreement. It is expected that we will benefit from the remaining 15% cash savings, if any, in income tax that we realize.
If our dividend policy is materially different than the distribution policy of Hostess Holdings, upon the exchange of any Class B units, the limited partners of Hostess Holdings could receive a disproportionate interest in the aggregate distributions by our operating subsidiaries that have not been distributed by us.
We and the Metropoulos Entities are limited partners of Hostess Holdings. To the extent Hostess Holdings distributes to its limited partners a greater share of income received from our operating subsidiaries than we distribute to our stockholders, then any of the Metropoulos Entities who participate in such distribution by Hostess Holdings and subsequently exercise their rights to exchange limited partnership units in Hostess Holdings for Class A common stock may receive a disproportionate interest in the aggregate distributions by our operating subsidiaries that have not been distributed by us. The reason is that such Metropoulos Entity could receive both (i) the benefit of a distribution by Hostess Holdings to its limited partners, including such Metropoulos Entity, and (ii) the benefit of a distribution by the Company to the holders of Class A common stock, including such Metropoulos Entity. Consequently, if our dividend policy does not match the distribution policy of Hostess Holdings, other holders of Class A common stock as of the date of an exchange could experience a reduction in their interest in the profits previously distributed by our operating subsidiaries that have not been distributed by us. Our current dividend policy could result in distributions to our common stockholders that are different from the distributions made by Hostess Holdings to its limited partners.
Our only significant asset is our ownership interest in our operating subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.
We have no direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our common stock, and to satisfy our obligations under the Tax Receivable Agreement. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.
The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans and other payments to us for the purposes described above and for any other purpose are governed by the terms of our credit facilities, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit will be subject to the investment covenants contained therein, which provide for several exceptions including, among others (i) a general investment basket equal to the greater of a fixed dollar amount and a percentage of EBITDA and (ii) an unlimited investment basket based on satisfying a total net leverage ratio on a pro forma basis. Similarly, any dividends, distributions or similar payments will be subject to the dividends and distributions covenant under such credit facilities, which also provide for several exceptions including, among others (i) for payment of overhead and certain fees and expenses of parent companies, (ii) for tax distributions, subject to certain limitations, (iii) a general dividend and distribution basket equal to the greater of a fixed dollar amount and a percentage of EBITDA and (iv) an unlimited dividend and distribution basket based on satisfying a total net leverage ratio on a pro forma basis.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Although we conducted due diligence in connection with the Business Combination, we cannot assure you that this diligence surfaced all material issues that may be present in our business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the company or its securities. Accordingly, our stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.
If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.
If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was no public market for the equity of Hostess and trading in the shares of the Class A common stock of Gores Holdings was not active. As an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of the companies perceived to be similar to us;

•	changes in the market’s expectations about our operating results;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	speculation in the press or investment community;

•	success of competitors;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	our ability to market new and enhanced products on a timely basis;

•	changes in laws and regulations affecting our business;

•	commencement of, or involvement in, litigation involving us;

•	changes in our capital structure, such as future issuances of securities or incurring additional debt;

•	the volume of shares of our Class A common stock available for public sale;

•	any major change in our board or management;

•	sales of substantial amounts of common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and NASDAQ have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the post-combination company could depress our stock price regardless of our business, prospects, financial conditions or operating results. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Risks Related to Our Class A Common Stock
Resales of the shares of Class A common stock issued in the Business Combination could depress the market price of our Class A common stock.
There may be a large number of shares of Class A common stock sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of March 8, 2017, our Sponsor, as well as the Apollo Funds and the Metropoulos Entities held approximately 50% of our Common Stock, including approximately 33% of our Class A common stock and 100% of our Class B common stock. All such shares of Class A common stock held by, or obtainable in exchange for Class B common stock and Class B units held by The Gores Group, the Apollo Funds and the Metropoulos Entities have been registered for resale under the Securities Act pursuant to a shelf registration statement filed in November 2016. Pursuant to a registration rights agreement that we entered into with these stockholders in connection with the Business Combination, unless we and such stockholders otherwise agree, such stockholders are bound by restrictions on the transfer of their shares of Class A common stock and Class B common stock (subject to the exceptions set forth therein) until May 4, 2017. In addition, the Sponsor and certain of our other stockholders prior to the Business Combination entered into a letter agreement with us, pursuant to which, unless we otherwise agree, certain of the shares held thereby may not be transferred until the earlier to occur of (i) May 4, 2017 or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the closing of the Business Combination that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property.
We have approximately 98,250,917 shares of Class A common stock outstanding as of March 8, 2017. We also registered 7,150,000 shares of Class A common stock that we may issue under the Hostess Brands, Inc. 2016 Equity Incentive Plan, which shares may be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
Such sales of shares of Class A common stock or the perception of such sales may depress the market price of our Class A common stock.
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
The price of our securities may fluctuate significantly due to general market and economic conditions. An active trading market for our securities may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our Class A common stock adversely, then the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts may cease to publish research on us.  If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following August 19, 2020, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, or (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Because we had pro forma combined net revenues during our last calendar year of approximately $727.6 million, and we currently anticipate that the market value of our Class A common stock that is held by non-affiliates may exceed $700 million as of June 30, 2017, although we cannot assure that it will exceed such amount, if we expand our business, increase our revenues, or the value of our Class A common stock remains at current levels or increases, we may cease to be an emerging growth company prior to August 19, 2020.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is not an emerging growth company or is an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.
We are required to comply with Section 404 of the Sarbanes Oxley Act, which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increased our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act. Section 404 of the Sarbanes-Oxley Act also requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. As discussed in “Item 9A-Controls and Procedures,” the design of internal control over financial reporting for the Company following the Business Combination has required and will require significant time and resources from management and other personnel. Therefore, management was unable, without incurring unreasonable effort and expense, to conduct an assessment of our internal control over financial reporting, and accordingly, in compliance with SEC guidance we have not included a management report on internal control over financial reporting in this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting and/or we may encounter difficulties in implementing or improving our internal controls, which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and may also result in delayed filings with the SEC.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of seasonality and several other factors, including:

•	labor availability and costs for hourly and management personnel;

•	profitability of our products, especially in new markets and due to seasonal fluctuations;

•	changes in interest rates;

•	impairment of long-lived assets;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to products we serve;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets;

•	fluctuations in commodity prices; and

•	actions by our competitors (e.g., pricing promotions).
Fluctuations in our operating results due to the foregoing or other factors could cause our results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•	a staggered board providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our board;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the right of our board to elect a director to fill a vacancy created by the expansion of our board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	the requirement that changes or amendments to certain provisions of our certificate of incorporation or bylaws must be approved by holders of at least two-thirds of our common stock; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Properties
As of December 31, 2016, Hostess operated five baking facilities and three distribution centers and occupied corporate headquarters, as shown in the chart below.

Type	Location	Owned/Leased	Size (Sq. Ft.)	Segment

Baking Facility	Emporia, Kansas	Owned	278,500	SBG
Baking Facility	Columbus, Georgia	Leased(1)	313,700	SBG
Baking Facility	Indianapolis, Indiana	Owned	195,000	SBG
Baking Facility	Southbridge, Massachusetts	Owned	37,850	Other
Baking Facility	Southbridge, Massachusetts	Leased	47,640	Other
Distribution Center	Shorewood, Illinois	Leased	507,187	SBG
Distribution Center	Carthage, Missouri	Other(2)	—	SBG/Other
Distribution Center	Worcester, Massachusetts	Other(2)	—	Other
Corporate Headquarters	Kansas City, Missouri	Leased	40,450	SBG/Other

(1)	The Columbus, GA facility is available for the purchase amount of $100.

(2)	Variable fees related to the third-party distribution center include storage and pallet-related charges.

Item 3. Legal Proceedings.
We are involved in lawsuits, claims and proceedings arising in the ordinary course of business. These matters involve personnel and employment issues, personal injury, contract and other proceedings arising in the ordinary course of business, which have not resulted in any material losses to date. Although we do not expect the outcome of these proceedings to have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements or claims that could materially impact our results.

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 12--Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock and warrants are currently quoted on NASDAQ under the symbols “TWNK” and “TWNKW,” respectively. Through November 4, 2016, our common stock, warrants, and units were quoted under the symbols “GRSH,” “GRSHW,” and “GRSHU,” respectively. Upon consummation of the Business Combination, we separated our units, which were sold in our IPO, into their component securities of one share of Class A common stock and one warrant, and the units ceased public trading.
The following table sets forth the high and low sales prices for shares of our Class A common stock and warrants for the quarterly periods indicated, as reported on NASDAQ:

	Class A Common Stock		Warrants
Fiscal 2016:	High	Low	High	Low
First Quarter	$10.00	$9.50	$0.40	$0.21
Second Quarter	$9.80	$9.50	$0.36	$0.16
Third Quarter	$11.16	$9.72	$1.38	$0.25
Fourth Quarter	$13.50	$10.67	$1.98	$1.13

	Class A Common Stock(1)		Warrants(2)
Fiscal 2015:	High	Low	High	Low
Not applicable	$—	$—	$—	$—
Not applicable	$—	$—	$—	$—
Not applicable	$—	$—	$—	$—
Fourth Quarter	$10.00	$9.60	$0.40	$0.28

(1) Our common stock began separate trading on NASDAQ on November 30, 2015. As a result, the figures for the fourth quarter of 2015 are for the period from November 30, 2015 through December 31, 2015.

(2) Our warrants began separate trading on NASDAQ on November 25, 2015. As a result, the figures for the fourth quarter of 2015 are for the period from November 25, 2015 through December 31, 2015.

Holders of Common Stock
As of March 8, 2017, there were approximately 51 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.
Dividend Policy
We currently do not pay dividends and have not paid any cash dividends on our common stock to date.
Securities Authorized for Issuance Under Equity Compensation Plans
On January 9, 2017, we filed a registration statement on Form S-8, registering 7,150,000 shares of Class A common stock, relating to awards to be undertaken in the future, with such vesting conditions, as applicable, to be determined in accordance with the Hostess Brands, Inc. Equity Incentive Plan ("the Plan"). The following types of awards can be issued under the Plan: stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash performance awards and other stock-based awards.
For additional information, refer to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
Information about unregistered sales of our equity securities is set forth in in Part II, Item 2 of our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016, under Item 3.02 of our Current Report on Form 8-K filed with the SEC on July 5, 2016, in Part II, Item 2 of our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2016 and in Items 2.01 and 3.02 of our Current Report on Form 8-K filed with the SEC on November 9, 2016.

Issuer Purchase of Equity Securities
The Company did not have any repurchases of common stock for the twelve months ended December 31, 2016.
Earn-out Obligation
In connection with the Business Combination, we agreed to grant additional shares to certain of the Legacy Hostess Equityholders contingent on the Company attaining certain EBITDA targets for the years ended December 31, 2016 and December 31, 2017. We did not meet the EBITDA target for the year ended December 31, 2016.  At December 31, 2016, the remaining potential future grants were between zero and 5.5 million shares.  No amounts were accrued at December 31, 2016, as management determined it was not probable these thresholds would be met.
                In addition, we agreed to grant additional shares to Mr. Metropoulos as part of the Executive Chairman Agreement if certain EBITDA targets are met for the year ending December 31, 2018.  The potential grants range from zero to 2.7 million shares. No amounts were accrued for this earn-out as of December 31, 2016, as management determined that it was not probable these thresholds would be met.
Warrants
As of December 31, 2016, there were 37,500,000 public warrants and 19,000,000 private placement warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the Business Combination on November 4, 2016 and expire five years after that date earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by our Sponsor or its permitted transferees.

Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.
The following stock performance graph compares, for the period November 30, 2015 (the first day our common stock was traded following our initial public offering) through December 30, 2016 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) Company’s common stock, (2) the Standard & Poor’s 500 and (3) the Standard & Poor’s 500 Packaged Foods and Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on November 30, 2015 and assumes reinvestment of any dividends.
The stock price performance below is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.
The following table sets forth our net revenues, operating costs and expenses attributable to our operations.
As a result of the Business Combination, we are the acquirer for accounting purposes and Hostess Holdings is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings as “Predecessor” for periods prior to the Closing Date and of us for periods after the Closing Date, including the consolidation of Hostess Holdings. Also see “-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Supplemental Unaudited Pro Forma Combined Financial Information” for supplemental pro forma combined information for 2016 that gives effect to the Business Combination as if such transaction had been consummated on January 1, 2016.

Consolidated Statement of Operations Data

	2016			2015	2014
(In thousands except for per share data)	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Successor)	(Predecessor)	Pro forma combined	(Predecessor)	(Predecessor)
Net revenue	$111,998	$615,588	$727,586	$620,815	$554,695
Gross profit	38,714	266,529	315,979	262,203	233,932
Operating income (loss)	(9,607)	122,872	168,360	155,908	119,467
Income (loss) before income taxes	(16,247)	60,864	115,304	88,760	81,464
Net income (loss)	$(8,485)	$60,425	$82,442	$88,760	$81,464
Less: Net income (loss) attributable to the non-controlling interest	(4,081)	3,214	28,698	4,507	4,267
Net income (loss) attributable to Class A shareholders	$(4,404)	$57,211	$53,744	$84,253	$77,197
Earnings (loss) per Class A share:
Basic	$(0.05)		$0.55
Diluted	$(0.05)		$0.54
Weighted-average shares outstanding:
Basic	97,792		97,612
Diluted	97,792		100,185

Consolidated Statement of Cash Flows Data

The following table sets forth selected elements of our Consolidated Statement of Cash Flows:

	2016		2015	2014
	Successor	Predecessor
(In thousands)	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Net cash provided by operating activities	$13,611	$102,221	$132,972	$108,329
Net cash provided by (used in) investing activities	$(428,196)	$(76,579)	$17,880	$(91,393)
Net cash used in financing activities	$(232,345)	$(31,596)	$(296,002)	$(9,769)

Consolidated Balance Sheet Data

The following table sets forth selected elements of our Consolidated Balance Sheets:

	Successor	Predecessor
(In thousands)	December 31, 2016	December 31, 2015

Cash and cash equivalents	$26,855	$64,473
Property and equipment, net	153,224	128,078
Total assets	2,847,892	643,529
Long-term debt and capital lease obligation	993,374	1,193,667
Non-controlling interest	334,192	(37,991)

Other Financial data

The following table sets forth Adjusted EBITDA:

	2016			2015	2014
	Successor	Predecessor	Pro Forma Combined
(In thousands)	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Adjusted EBITDA	$31,894	$183,409	$215,303	$177,930	$145,343

On a pro forma combined basis for 2016, net income was $82.4 million and Adjusted EBITDA was $215.3 million. See “Item 7. Management and Discussion and Analysis of Financial Condition and Results of Operations-Supplemental Unaudited Pro Forma Combined Financial Information.”

The following table sets forth Adjusted Gross Profit and Adjusted Gross Margin:

(in thousands)	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	(unaudited) Pro forma combined Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Successor)	(Predecessor)		(Predecessor)	(Predecessor)
Net revenue	$111,998	$615,588	$727,586	$620,815	$554,695
Cost of goods sold	73,284	346,864	411,607	355,963	320,763
Special employee incentive compensation	—	2,195	—	2,649	—
Gross Profit - US GAAP	$38,714	$266,529	$315,979	$262,203	$233,932

Add back:
Special employee incentive compensation (i)	—	2,195	—	2,649	—
Inventory fair value adjustment (ii)	8,914	—	—	—	—
Adjusted Gross Profit	$47,628	$268,724	$315,979	$264,852	$233,932

Gross Margin - GAAP	34.6%	43.3%	43.4%	42.2%	42.2%

Adjusted Gross Margin	42.5%	43.7%	43.4%	42.7%	42.2%

(i) For the Predecessor period January 1, 2016 through November 3, 2016, a special bonus payment of $2.2 million was paid to employees at the bakery facilities as compensation for their efforts in the Business Combination. For the year ended December 31, 2015, a special bonus payment of $2.6 million was paid to employees at the bakery facilities as compensation for their efforts in the recapitalization of Hostess.
(ii) For the Successor period November 4, 2016 through December 31, 2016, the Company re-measured inventory at fair value at the Business Combination date, resulting in additional non-cash cost of goods sold of $8.9 million.

Reconciliation of Adjusted EBITDA, Adjusted Gross Profit and Adjusted Gross Margin
Adjusted EBITDA and pro forma combined Adjusted EBITDA are defined and explained in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which contains a reconciliation to the most comparable GAAP measures. We believe Adjusted EBITDA and pro forma combined Adjusted EBITDA are non-GAAP financial measures commonly used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, Adjusted EBITDA should not be construed as alternatives to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Adjusted EBITDA and pro forma combined Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA and pro forma combined Adjusted EBITDA because we believe they provide management and investors with additional information to measure our performance.

Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures commonly used in our industry, however they should not be construed as an alternative to gross profit and gross margin as an indicator of operating performance. Adjusted Gross Profit and Adjusted Gross Margin may not be comparable to similarly titled measures reported by other companies. We have included Adjusted Gross Profit and Adjusted Gross Margin because we believe they provide management and investors with additional information to measure our performance. We believe the presentation of Adjusted Gross Profit and Adjusted Gross Margin is useful to investors because it is consistent with our definition of Adjusted EBITDA.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a United States packaged food company focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods virtually coast-to-coast, providing a wide range of snack cakes, donuts, sweet rolls, snack pies and related products. We acquired the Hostess brand and certain strategic assets out of the bankruptcy liquidation proceedings of Old Hostess, its prior owner, free and clear of all past liabilities, in April 2013, and relaunched the brand later that year.

We operate five bakeries and three centralized distribution centers. Our DTW product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to their retail stores and/or distributors.

We have two reportable segments: “Sweet Baked Goods” and “Other”. Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, which we launched in April 2015, frozen retail (which consists of deep-fried Twinkies®, launched in August 2016) and “In-Store Bakery,” or “ISB” (which consists of Superior, which we purchased in May 2016, and which manufactures and distributes eclairs, madeleines, brownies, and iced cookies in the ISB section of grocery and club retailers).

Principal Components of Operating Results
Net Revenue

We generate revenue primarily through selling sweet baked goods and other products under the Hostess® group of brands, which includes iconic products such as Twinkies®, Cup Cakes, Ding Dongs®, Zingers®, HoHo’s® and Donettes® and the Dolly Madison® brand and the Superior on Main® group of products (e.g., eclairs, madeleines, brownies and iced cookies). Our product assortment, which includes snack cakes, muffins, donuts and pies, is sold to customers’ warehouses and distribution centers by the case or in display ready corrugate units. Our retail customers then display and sell our products to the end consumer in single-serve, multi-pack or club-pack formats. We sell our products primarily to supermarket chains, national mass merchandisers and convenience stores, along with a smaller portion of our product sales going to dollar stores, vending and club locations.

Our revenues are driven by average net price and total volume of products sold. Factors that impact unit pricing and sales volume include product mix, the cost of ingredients, the promotional activities implemented by our Company and our competitors, industry capacity, product innovation and quality and consumer preferences. We do not keep a significant backlog of finished goods inventory, as our fresh baked products are promptly shipped to our distribution centers after being produced and then distributed to customers.
Cost of Goods Sold

Cost of goods sold consists of ingredients, packaging, labor, energy, other production costs and warehousing and transportation costs for the distribution of our products to our customers. The cost of ingredients and packaging represent the majority of our total costs of goods sold. All costs that are incurred at the bakeries are included in cost of goods sold. We do not allocate any corporate functions into cost of goods sold.

Our cost of ingredients consists principally of flour, sweeteners, edible oils and cocoa, which are subject to substantial price fluctuations, as is the cost of paper, corrugate, films and plastics used to package our products. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies and worldwide market supply and demand. We also rely on fuel products, such as natural gas, diesel, propane and electricity, to operate our bakeries and produce our products. Fluctuations in the prices of the raw materials or fuel products used in the production, packaging or transportation of our products affect the cost of products sold and our product pricing strategy. We utilize forward buying strategies through short-term and long-term advance purchase contracts to lock in prices for certain high-volume raw materials, packaged components and fuel inputs. Through these initiatives, we believe we are able to obtain competitive pricing.

Advertising and Marketing

Our advertising and marketing expenses primarily relate to our advertising campaigns, which include social media, radio, billboard, print, online advertising, local promotional events and monthly agency fees. We also invest in wire and corrugate displays delivered to customers to display our products off shelf, field marketing and merchandising to reset and check the store inventory on a regular basis and marketing employment costs.

Selling Expense

Selling expenses primarily include sales management, employment, travel, and related expenses, as well as broker fees. We utilize brokers for sales support, including merchandising and order processing.

General and Administrative

General and administrative expenses primarily include employee and related expenses for the accounting, planning, customer service, legal, human resources, corporate operations, research and development, purchasing, logistics and executive functions. Also included are professional services relating to our corporate audit and tax fees, legal fees, outsourced fees relating to information technology, transportation planning, and corporate site and insurance costs.

The majority of our research and development spend is dedicated to enhancing and expanding our product lines in response to changing consumer preferences and trends and continuing to enhance the taste of our products. In addition, our research and development organization provides technical support to ensure that our core products are consistently produced in accordance with our high quality standards and specifications. Finally, this department is charged with developing processes to reduce our costs without adversely affecting the quality of our products.

Related Party Expenses

For periods prior to the Business Combination, related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman. For the Successor Period November 4, 2016 through December 31, 2016, related party expenses consisted of a grant of stock awarded to Mr. Metropoulos under his new employment arrangements. Following the consummation of the Business Combination, the cash expenses associated with Mr. Metropoulos’s employment arrangements are estimated to be approximately $0.3 million annually.

Non-Controlling Interest

For the Successor period from November 4, 2016 through December 31, 2016, Hostess Brands, Inc. consolidated the financial position and results of operations of Hostess Holdings. Mr. Metropoulos and the Metropoulos Entities hold their equity investment in us primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings (“Class B Units”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Our Class B Stock has voting, but no economic rights, while Hostess Holdings’ Class B Units have economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests, and consolidates Hostess Holdings in the Company’s Consolidated Financial Statements. The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in our Consolidated Financial Statements as a noncontrolling interest.

For the Predecessor periods, Hostess Holdings consolidated the financial position and results of operations of New Hostess Holdco LLC. The portion of New Hostess Holdco, LLC not owned by Hostess Holdings was recognized as a noncontrolling interest in the Consolidated Financial Statements. The non-controlling interest presented in the accompanying consolidated balance sheet represents the amount of cash that would be payable to the non-controlling interest holders if the Company were liquidated at book value as of the balance sheet date. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, is the share of the earnings or losses allocated to non-controlling interest for the period.

Factors Impacting Recent Results

Long-term Debt Refinancing

On November 18, 2016, we refinanced our first and second lien term loans (the “Former First and Second Lien Term Loans”) into one new first lien term loan in the aggregate principal amount of $998.8 million and with a maturity date of August 3, 2022 (the “New First Lien Term Loan”). See “-Liquidity and Capital Resources - Long-Term Debt.”

Recall Costs Related to Flour

On June 3, 2016, we voluntarily recalled approximately 710,000 cases of snack cakes and donuts as a direct result of the recall by our supplier, Grain Craft, of certain lots of its flour for undeclared peanut residue. We also destroyed approximately 200,000 cases of product within our possession that were produced using Grain Craft flour. The matter was resolved by mutual agreement of the parties and we recorded a gain of $0.8 million. As a result, for the periods reported, this recall did not result in any expense for recall costs (not including lost sales during this period of time).

Acquisition of Superior

On May 10, 2016, we acquired the stock of Superior for $51.0 million. The purchase price was subject to working capital and other purchase price adjustments of $0.1 million during the third quarter of 2016, based on the final closing date working capital amounts. We have included this amount as part of the total purchase price. Superior is located in Southbridge, Massachusetts and manufactures eclairs, madeleines, brownies, and iced cookies. We acquired Superior to expand our market and product offerings in the ISB section of grocery and club retailers. We expect to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

Note on Financial Presentation

As a result of the completion of the Business Combination on November 4, 2016, our Consolidated Financial Statements included elsewhere in the Annual Report are presented: (i) as of December 31, 2016 and for the period November 4, 2016 to December 31, 2016 (Successor); (ii) for the period January 1, 2016 to November 3, 2016 (Predecessor); and (iii) as of December 31, 2015 and for the years ended December 31, 2015 and December 31, 2014 (Predecessor).  For comparative purposes, we also present supplemental unaudited pro forma combined Statements of Operations for the year ended December 31, 2016. See “-Supplemental Unaudited Pro Forma Combined Financial Information.” In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss the Predecessor and Successor periods of 2016 on a standalone basis, as comparisons to the Predecessor’s full year 2015 results would not be meaningful. We supplement this with a discussion of pro forma combined 2016 results compared to the Predecessor’s 2015 results. We believe this discussion provides helpful information with respect to the performance of our business during those respective periods. In addition we discuss the Predecessor’s 2015 results compared to the Predecessor’s 2014 results.

Results of Operations—For the periods November 4, 2016 through December 31, 2016 (Successor) and January 1, 2016 through November 3, 2016 (Predecessor)

	2016
(In thousands)	From November 4, 2016 through December 31, 2016	% of Net Revenues	From January 1, 2016 through November 3, 2016	% of Net Revenues
	(Successor)		(Predecessor)
Net revenue	$111,998	100.0%	$615,588	100.0%
Cost of goods sold	73,284	65.4	346,864	56.3
Special employee incentive compensation	—	—	2,195	0.4
Gross profit	38,714	34.6%	266,529	43.3%

Operating costs and expenses:
Advertising and marketing	5,245	4.7	30,626	5.0
Selling expense	5,033	4.5	25,730	4.2
General and administrative	7,322	6.5	38,391	6.2
Special employee incentive compensation	—	—	2,503	0.4
Amortization of customer relationships	3,922	3.5	1,185	0.2
Impairment of property and equipment	—	—	7,300	1.2
Loss on sale/abandonment of property and equipment and bakery shutdown costs	—	—	2,551	0.4
Business combination transaction costs	—	—	31,832	5.2
Related party expenses	26,799	23.9	3,539	0.6
Total operating costs and expenses	48,321	43.1	143,657	23.3
Operating income (loss)	(9,607)	(8.6)%	122,872	20.0%

Interest expense, net	6,649	5.9	60,384	9.8
Gain on debt extinguishment	(763)	(0.7)	—	—
Other expense (income)	754	0.7	1,624	0.3
Total other expense	6,640	5.9	62,008	10.1
Income (loss) before income taxes	(16,247)	(14.5)%	60,864	9.9%
Income tax expense (benefit)	(7,762)	(6.9)	439	0.1
Net income (loss)	$(8,485)	(7.6)%	$60,425	9.8%
Net Revenue
Net revenues in the Successor period from November 4, 2016 through December 31, 2016 were $112.0 million, compared to $615.6 million for the Predecessor period from January 1, 2016 through November 3, 2016. During the Predecessor period, the Company acquired Superior on May 10, 2016 and reported net revenues of $19.9 million from Superior from the date of acquisition through November 3, 2016. During the Successor period, the net revenues for Superior were $6.8 million.
Cost of Goods Sold
In the Successor period, as a result of the Business Combination, we recorded a one-time inventory fair value step-up of $8.9 million that was charged to cost of goods sold. Excluding the impact of the inventory fair value step-up, cost of goods sold in the Successor period would have been 57.5% of net revenues, slightly higher than in the Predecessor period.

Gross margin for the Successor period November 4, 2016 through December 31, 2106 was 34.6% of net revenues compared to the Predecessor period from January 1, 2016 through November 3, 2106 of 43.3% of net revenues. Excluding the impact of the inventory fair value step up discussed above, adjusted gross margin for the Successor period was 42.5% of net revenue. Adjusted gross margin for the Successor period compared to the gross margin for the Predecessor period declined slightly due to overall changes in mix of products sold.
Special Employee Incentive Compensation
For the Predecessor period January 1, 2016 through November 3, 2016, we made a special bonus payment to certain employees at our bakery facilities as compensation for their efforts in connection with the Business Combination. Payment of $2.2 million of this special bonus was recorded as a separate line item reducing gross profit.
Gross Profit
For the Predecessor period January 1, 2016 through November 3, 2016, gross profit, including the effect of the special employee incentive compensation discussed above, was $266.5 million, or 43.3% of net revenue. Excluding this item, gross profit would have been $268.7 million, or 43.7% of net revenue.
For the Successor period November 4, 2016 through December 31, 2016, gross profit was $38.7 million, or 34.6% of net revenue.
Operating Costs and Expenses
Advertising and Marketing
For the Predecessor period January 1, 2016 through November 4, 2016, advertising and marketing expenses were $30.6 million, or 5.0% of net revenue.
For the Successor period November 4, 2016 through December 31, 2016, advertising and marketing expenses were $5.2 million, or 4.7% in net revenue.
Advertising and marketing expenses as a percentage of net revenue were lower in the Successor period primarily due to higher field marketing costs in the Predecessor Period.
Selling Expense
For the Predecessor period January 1, 2016 through November 4, 2016, selling expenses were $25.7 million, or 4.2% of net revenue.
For the Successor period November 4, 2016 through December 31, 2016, selling expenses were $5.0 million, or 4.5% in net revenue.
General and Administrative
For the Predecessor period January 1, 2016 through November 4, 2016, general and administrative expenses were $38.4 million, or 6.2%, of net revenue.
For the Successor period November 4, 2016 through December 31, 2016, general and administrative expenses were $7.3 million, or 6.5% of net revenue.
Special Employee Incentive Compensation
For the Predecessor period January 1, 2016 through November 3, 2016, we paid a special bonus payment of $2.5 million to certain corporate employees as compensation for their efforts in connection with the Business Combination. This payment to corporate employees was recorded under operating costs and expenses.
Amortization of Customer Relationships
For the Predecessor period January 1, 2016 through November 3, 2016, amortization of customer relationships was $1.2 million, or 0.2% of net revenue.

For the Successor period November 4, 2016 through December 31, 2016, amortization of customer relationships was $3.9 million, or 3.5% of net revenue.

Amortization of customer relationships in the Successor period was significantly higher than in the Predecessor period primarily due to the higher fair value measurement at November 4, 2016 as a result of the Business Combination compared to the overall fair value of the customer relationships in the Predecessor period. There were no significant changes in the nature of the customer relationships, including overall useful lives in the comparative periods.
Impairment of Property and Equipment
For the Predecessor period January 1, 2016 through November 3, 2016, impairment of property and equipment was $7.3 million, or 1.2% of net revenue. During the Predecessor period, we closed multiple production lines at our Indianapolis, Indiana bakery, and transitioned production to other facilities.
There were no such impairments in the Successor period November 4, 2016 through December 31, 2016.
Loss on Sale/Abandonment of Property and Equipment and Bakery Shutdown Costs
For the Predecessor period January 1, 2016 through November 3, 2016, we recorded a charge for loss on sale/abandonment of property and bakery shutdown costs of $2.6 million, or 0.4% of net revenue, primarily due to utilities, insurance, taxes and maintenance expenses related to the Schiller Park, Illinois bakery.

For the Successor period November 4, 2016 through December 31, 2016, there were no such charges.
Business Combination Transaction Costs
For the Predecessor period January 1, 2016 through November 3, 2016, business combination transaction costs were $31.8 million, or 5.2% of net revenue. This consisted of professional and legal costs associated with the Business Combination, and transactional costs attributable to the acquisition of Superior in May 2016.
For the Successor period November 4, 2016 through December 31, 2016, there were no such charges.
Related Party Expenses
For the Predecessor period January 1, 2016 through November 3, 2016, related party expenses were $3.5 million, or 0.6% of net revenue. These amounts represent the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman.
For the Successor period November 4, 2016 through December 31, 2016, the Company expensed $26.8 million, or 23.9% of net revenue, as a result of a grant of stock awarded to Mr. Metropoulos as required under his new employment arrangements.
Following the consummation of the Business Combination, the cash expenses associated with Mr. Metropoulos’s employment arrangements are estimated to be approximately $0.3 million annually.

Operating Income (Loss)
For the Predecessor period January 1, 2016 through November 3, 2016, total operating costs and expenses were $143.7 million, or 23.3% of net revenue, and operating income was $122.9 million, or 20.0% of net revenue,
For the Successor period November 4, 2016 through December 31, 2016, total operating costs and expenses were $48.3 million, or 43.1% of net revenue, and operating (loss) was $(9.6) million or (8.6)% of net revenue.
Operating (loss) for the Successor period was significantly impacted by the related party expense discussed above.

Interest Expense, net
For the Predecessor period January 1, 2016 through November 3, 2016, interest expense, net was $60.4 million, or 9.8% of net revenue.
For the Successor period November 4, 2016 through December 31, 2016, interest expense, net was $6.6 million, or 5.9% of net revenue.
The lower interest expense in the Successor period is a result of the reduced applicable interest rates following the debt refinancing discussed below.
Gain on Debt Extinguishment
For the Successor period November 4, 2016 through December 31, 2016, in connection with the refinancing of existing debt with the New First Lien Term Loan we recorded a net gain on a partial extinguishment of debt in the amount of $0.8 million. The gain consisted of the write-off of approximately $4.0 million of debt premium and deferred financing costs, partially offset by prepayment penalties of $3.0 million and the write-off of deferred financing costs of $0.2 million.
Other Expense
For the Predecessor period January 1, 2016 through November 3, 2016, other expense was $1.6 million, or 0.3% of net revenue. This consisted of professional and transactional costs for acquisition activity which has since been abandoned, partially offset by a gain from the settlement in connection with the Grain Craft product recall matter discussed above of approximately $0.8 million.
For the Successor period November 4, 2016 through December 31, 2016, other expense was $0.8 million, or 0.7% of net revenue.
Income (Loss) Before Income Taxes
For the Predecessor period January 1, 2016 through November 3, 2016, as a result of the foregoing, income before income taxes was $60.9 million, or 9.9% of net revenue.
For the Successor period November 4, 2016 through December 31, 2016, as a result of the foregoing, (loss) before income taxes was $(16.2) million or (14.5)% of net revenue.
Income Tax Expense
For the Predecessor period January 1, 2016 through November 3, 2016, the Company was a series of limited liability companies and, therefore, had no tax expense or benefit, except insignificant amounts for Superior, a C corporation.
For the Successor period November 4, 2016 through December 31, 2016, income tax (benefit) was $(7.8) million or (6.9)% of net revenue. This represented an effective tax rate of 47.8% which exceeds the statutory rates primarily due to the reversal of a previously recorded valuation allowance.

Supplemental Unaudited Pro Forma Combined Financial Information
For comparative purposes, we are presenting a supplemental unaudited pro forma combined statement of operations for the year ended December 31, 2016, and we discuss such pro forma combined results compared to the Predecessor’s full year 2015 results below.
The unaudited pro forma combined statements of operations for the year ended December 31, 2016 presents our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred as of January 1, 2016. The pro forma combined adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma combined basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.
The Business Combination was accounted for using the acquisition method of accounting. The initial estimated fair values of the acquired assets and assumed liabilities as of the Closing Date, which are based on the consideration paid and our estimates and assumptions, are reflected herein. As explained in more detail in Note 2 in the accompanying Notes to the Consolidated Financial Statements, the total purchase price to acquire Hostess Holdings has been allocated to the assets acquired and assumed liabilities of Hostess Holdings, based upon preliminary estimated fair values at the Closing Date. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed. As of December 31, 2016, we have not completed our review of the purchase consideration and estimated fair value of assets acquired and liabilities assumed at the Closing Date.
The unaudited pro forma combined financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Business Combination occurred on January 1, 2016. The unaudited pro forma combined financial information also does not project our results of operations for any future period or date. The unaudited pro forma combined financial information for the year ended December 31, 2016 includes results of the Superior acquisition and its related operations from May 10, 2016, the date of acquisition, through December 31, 2016. We evaluated the impact of the Superior acquisition on the Company’s financial statements and concluded that the impact was not significant and did not require nor separately warrant the inclusion of pro forma combined financial results assuming the acquisition of Superior at January 1, 2016 under applicable SEC rules and regulations or under GAAP. In addition, we evaluated the impact of the refinancing of existing debt pursuant to the New First Lien Term Loan, completed on November 18, 2016, and concluded that the impact was not significant and did not require nor separately warrant the inclusion of pro forma combined financial results assuming the completion of the refinancing on January 1, 2016. The pro forma combined adjustments give effect to the items identified in the pro forma combined table below in connection with the Business Combination.

Unaudited Pro Forma Combined Statement of Operations For the Year Ended December 31, 2016
	Historical (i)
	(Successor)	(Predecessor)			Pro Forma Combined (Unaudited)
(In thousands except per share data)	From November 4, 2016 to December 31, 2016	From January 1, 2016 to November 3, 2016	Pro Forma Adjustments		Year Ended December 31, 2016
Net revenue	$111,998	$615,588	$—		$727,586
Cost of goods sold	73,284	346,864	(8,541)	ii	411,607
Special employee incentive compensation	—	2,195	(2,195)	iii	—
Gross profit	38,714	266,529	10,736		315,979
Operating costs and expenses:
Advertising and marketing	5,245	30,626	—		35,871
Selling expenses	5,033	25,730	—		30,763
General and administrative	7,322	38,391	(3,902)	iv	41,811
Special employee incentive compensation	—	2,503	(2,503)	iii	—
Amortization of customer relationships	3,922	1,185	20,050	v	25,157
Impairment of property and equipment	—	7,300	—		7,300
Loss on sale/abandonment of property and equipment and bakery shutdown costs	—	2,551	—		2,551
Business combination transaction costs	—	31,832	(31,257)	vi	575
Related party expenses	26,799	3,539	(26,747)	vii	3,591
Total operating costs and expenses	48,321	143,657	44,359		147,619
Operating income (loss)	(9,607)	122,872	55,095		168,360
Other (income) expense:
Interest expense, net	6,649	60,384	(15,592)	viii	51,441
Gain on debt extinguishment	(763)	—	—		(763)
Other (income) expense	754	1,624	—		2,378
Total other (income) expense	6,640	62,008	(15,592)		53,056
Pretax net income (loss)	(16,247)	60,864	70,687		115,304
Income tax expense	(7,762)	439	40,185	ix	32,862
Net income (loss)	$(8,485)	$60,425	$30,502		$82,442
Less: Net income (loss) attributable to the non-controlling interest	(4,081)	3,214	29,565	x	28,698
Net income (loss) attributable to Class A shareholders	(4,404)	57,211	937		53,744
Earnings (loss) per Class A share:
Basic	$(0.05)				$0.55
Diluted	$(0.05)				$0.54
Weighted-average shares outstanding:
Basic	97,792		(180)	xi	97,612
Diluted	97,792		2,393	xii	100,185

i.	The amounts in these columns represent the Successor’s and Predecessor’s historical results of operations for the periods reflected.

ii.
The adjustment reflects the incremental depreciation expense associated with the allocation of purchase price to property and equipment and is recorded in cost of goods sold. In addition, for cost of goods sold, approximately $8.9 million reflects the non-cash impact of the re-measurement of inventory at fair value as a result of the Business Combination.

iii.
For cost of goods sold, this adjustment represents special payments we made to certain employees at our bakery facilities of $2.2 million and for operating costs this adjustment represents special payments to corporate employees of $2.5 million as compensation for their efforts in connection with the Business Combination

iv.
Represents compensation for management profits interest plan of approximately $3.9 million that was recognized as part of the Business Combination. See Note 1 to the Consolidated Financial Statements for additional information.

v.	Represents additional amortization expense associated with the fair value recognized for customer relationship in connection with the Business Combination.

vi.	This adjustment consists primarily of legal and professional fees, and other costs associated with the Business Combination.

vii.	Represents non-cash expenses incurred by Successor for stock awarded to Mr. Metropoulos as required under his new employment arrangements.

viii.	Represents the reduction in interest expense due to the repayment of a portion of Hostess Holdings debt as part of the Business Combination.

ix.
Represents the effective income tax rate of 28.5% for the Successor, giving effect to the noncontrolling interest, and not giving effect to the adjustment made to the valuation allowance on the Company’s historical deferred tax assets.

x.
Represents the elimination of historical income attributable to the noncontrolling interest and attributes a portion of the pro forma income to the noncontrolling interest created in the Business Combination. Income is allocated to the noncontrolling interest based on its pro rata share of the total equity of Hostess Holdings.

xi.	This adjustment annualized the basic weighted average number of Class A shares outstanding.

xii.	This adjustment includes the dilutive impact of the outstanding warrants that are considered anti-dilutive on a historical basis.

Results of Operations—For the Unaudited Pro Forma combined Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

	Pro Forma Combined (Unaudited)		Predecessor
(In thousands)	Year Ended December 31, 2016	% of Net Revenue	Year Ended December 31, 2015	% of Net Revenue
Net revenue	$727,586	100.0%	$620,815	100.0%
Cost of goods sold	411,607	56.6	355,963	57.3
Special employee incentive compensation	—	—	2,649	0.4
Gross profit	315,979	43.4	262,203	42.2
Operating costs and expenses:
Advertising and marketing	35,871	4.9	31,967	5.1
Selling expenses	30,763	4.2	29,484	4.7
General and administrative	41,811	5.7	31,531	5.1
Special employee incentive compensation	—	—	1,274	0.2
Amortization of customer relationships	25,157	3.5	851	0.1
Impairment of property and equipment	7,300	1.0	2,700	0.4
Loss on sale/abandonment of property and equipment and bakery shutdown costs	2,551	0.4	4,182	0.7
Business combination transaction costs	575	0.1	—	—
Related party expenses	3,591	0.5	4,306	0.7
Total Operating costs and expenses	147,619	20.3	106,295	17.1
Operating income	168,360	23.1	155,908	25.1
Other (income) expense:
Interest expense, net	51,441	7.1	50,011	8.1
(Gain) loss on debt extinguishment	(763)	(0.1)	25,880	4.2
Other (income) expense	2,378	0.3	(8,743)	(1.4)
Total other expense	53,056	7.3	67,148	10.8
Pretax net income	115,304	15.8	88,760	14.3
Income tax expense	32,862	4.5	—	—
Net income	$82,442	11.3%	$88,760	14.3%

Net Revenue
Pro forma combined net revenue was $727.6 million for 2016, an increase of $106.8 million, or 17.2%, compared to net revenue of $620.8 million for 2015, primarily due to new product launches in 2016 of $44.0 million and contribution of Superior net revenue of $26.7 million from the date of its acquisition. New products in 2016 included Deep Fried Twinkies®, Hostess Sweet Shop™ brownies, plus the relaunch of Suzy Qs® snack cakes.

Cost of Goods Sold
Cost of goods sold increased 15.6%, or $55.6 million, to $411.6 million for the pro forma combined year ended December 31, 2016, compared to $356.0 million for the year ended December 31, 2015, primarily due to the increase in volume.
As a percentage of net revenue, pro forma combined cost of goods sold was 56.6% for the year ended December 31, 2016 and cost of goods sold was 57.3% for the year ended December 31, 2015. This decrease is due primarily to higher ingredient costs for the year ended December 31, 2015. An outbreak of avian influenza in 2015 led to reduced availability of eggs, which increased egg ingredient prices to record high levels. Pro forma combined gross profit was $316.0 million for the year ended December 31, 2016, compared to $264.9 million for the year ended December 31, 2015, excluding the impact of a $2.6 million special employee incentive compensation payment for the year ended December 31, 2015, as described below.
Special Employee Incentive Compensation
For the year ended December 31, 2015, a special bonus payment was paid to employees at our bakery facilities as compensation for their efforts in the recapitalization of our Company of which $2.6 million was recorded on a separate line in our Consolidated Statements of Operations as a deduction from gross profit.
Gross Profit
Pro forma combined gross profit was $316.0 million for the year ended December 31, 2016, compared to $264.9 million for the year ended December 31, 2015, excluding the impact of the $2.6 million special employee incentive compensation payment for the year ended December 31, 2015.
Pro forma combined gross margin was 43.4% for 2016, compared to 42.7% for 2015, excluding the impact of a $2.6 million special employee incentive compensation payment for the year ended December 31, 2015. The improved gross margin was driven primarily by commodity cost decreases and improved bakery costs.
Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses increased 12.2%, or $3.9 million, to $35.9 million for the pro forma combined year ended December 31, 2016, compared to $32.0 million for the year ended December 31, 2015. This increase was primarily attributable to planned expansion of field marketing activities.
Selling Expense
Selling expenses increased 4.3%, or $1.3 million, to $30.8 million for the pro forma combined year ended December 31, 2016, compared to $29.5 million for the year ended December 31, 2015, primarily due to increases in sales management expense and broker fees.
General and Administrative
General and administrative expenses increased 32.6%, or $10.3 million, to $41.8 million for the pro forma combined year ended December 31, 2016, compared to $31.5 million for the year ended December 31, 2015, primarily due to increased incentive compensation related to improved operating performance and the addition of Superior’s operations.
Special Employee Incentive Compensation
For the year ended December 31, 2015, a special bonus payment of $1.3 million was paid to corporate employees as compensation for their efforts in the recapitalization of the Company.
Amortization of Customer Relationships
Amortization of customer relationships increased $24.3 million to $25.2 million for the pro forma year ended December 31, 2016, compared to $0.9 million for the year ended December 31, 2015, primarily due to an increase in intangible assets with definite lives as a result of the Business Combination.

Impairment of Property and Equipment
For the pro forma combined year ended December 31, 2016, we recorded an impairment of $7.3 million. We closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities resulting in a loss of $7.3 million.
Loss on Sale/Abandonment of Property and Equipment and Bakery Shutdown Costs
For the pro forma combined year ended December 31, 2016 and for the year ended December 31, 2015, we incurred a loss on sale/abandonment of property and equipment and bakery shutdown costs of $2.6 million and $4.2 million, respectively.
Related Party Expenses
Related party expenses were $3.6 million and $4.3 million, for the pro forma combined year ended December 31, 2016 and the year ended December 31, 2015, respectively. Mr. Metropoulos serves as our Executive Chairman and expenses associated with his employment agreements are recorded in related party expenses. Following the consummation of the Business Combination, the cash expenses associated with the employment arrangements with Mr. Metropoulos are estimated to be approximately $0.3 million annually.
Operating Income (Loss)
For the pro forma combined year ended December 31, 2016, total operating costs and expenses were $147.6 million, compared to $106.3 million for the year ended December 31, 2015. Operating income increased 8.0%, or $12.5 million, to $168.4 million for the pro forma combined year ended December 31, 2016, compared to $155.9 million for the year ended December 31, 2015.
Interest Expense, net
Interest expense, net, for the pro forma combined year ended December 31, 2016 increased 2.9%, or $1.4 million, compared to the year ended December 31, 2015 from $50.0 million to $51.4 million. On November 18, 2016, we completed the refinancing of existing debt with the New First Lien Term Loan.
(Gain) Loss on Debt Extinguishment
For the pro forma combined year ended December 31, 2016, in connection with the New First Lien Term Loan, we recorded a net gain on a partial extinguishment of debt in the amount of $0.8 million. The gain consisted of the write-off of approximately $4.0 million of debt premium and deferred financing costs, partially offset by prepayment penalties of $3.0 million and the write-off of deferred financing costs of $0.2 million.

We extinguished the Term Loan dated April 9, 2013 (the “2013 Term Loan”) through early principal payments of $343.8 million and $150.0 million on August 3, 2015 and June 4, 2015, respectively. As part of this debt extinguishment and in accordance with its contractual terms, we expensed 2% prepayment penalties of $9.9 million, as well as $16.0 million of amortization to write-off the remaining deferred financing costs. For the year ended December 31, 2015, the total loss on debt extinguishment was $25.9 million.
Other (Income) Expense
For the pro forma combined year ended December 31, 2016, the Company recorded expenses of $2.4 million which primarily consisted of legal and professional fees related to post-Business Combination activities. For the year ended December 31, 2015, other income consisted of $12.0 million of proceeds from the sale of foreign trademark rights and certain “know how” in certain countries in the Middle East, partially offset by $3.3 million for professional service fees related to the pursuit of potential sale transactions.
Income Taxes
The income tax expense of $32.9 million represents the effective rate of 28.5% for the pro forma combined year ended December 31, 2016, giving effect to the noncontrolling interest, a partnership for income tax purposes. For the year ended December 31, 2015, the Company was a series of limited partnerships and, therefore, had no income tax expense or benefit.

Results of Operations—For the Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

(In thousands)	Year Ended December 31, 2015	% of Net Revenue	Year Ended December 31, 2014	% of Net Revenue
Net revenue	$620,815	100.0%	$554,695	100.0%
Cost of goods sold	355,963	57.3	320,763	57.8
Special employee incentive compensation	2,649	0.4	—	—
Gross profit	262,203	42.2	233,932	42.2
Operating costs and expenses
Advertising and marketing	31,967	5.1	32,197	5.8
Selling expenses	29,484	4.7	25,664	4.6
General and administrative	31,531	5.1	33,122	6.0
Special employee incentive compensation	1,274	0.2	—	—
Amortization of customer relationships	851	0.1	623	0.1
Impairment of property and equipment	2,700	0.4	13,241	2.4
Loss on sale/abandonment of property and equipment and bakery shutdown costs	4,182	0.7	5,150	0.9
Business combination transaction costs	—	—	—	—
Related party expenses	4,306	0.7	4,468	0.8
Total operating costs and expenses	106,295	17.1	114,465	20.6
Operating income	155,908	25.1	119,467	21.5
Other (income) expense:
Interest expense, net	50,011	8.1	37,447	6.8
Loss on debt extinguishment	25,880	4.2	—	—
Other (income) expense	(8,743)	(1.4)	556	0.1
Total other expense	67,148	10.8	38,003	6.9
Pretax net income (loss)	88,760	14.3	81,464	14.7
Income tax provision	—	—	—	—
Net income	$88,760	14.3%	$81,464	14.7%
Net Revenue
Net revenue increased 11.9%, or $66.1 million, to $620.8 million for the year ended December 31, 2015, compared to $554.7 million for the year ended December 31, 2014, primarily due to adopting additional trade programs and promotional events to increase volumes. These incentives, along with our 2015 innovations and distribution gains, increased net revenue for the year.
Cost of Goods Sold
Cost of goods sold increased 11.0%, or $35.2 million, to $356.0 million for the year ended December 31, 2015, compared to $320.8 million for the year ended December 31, 2014. As a percentage of net revenue, cost of goods sold was 57.3% for the year ended December 31, 2015 and 57.8% for the year ended December 31, 2014. This increase is due primarily to higher ingredient costs for the year ended December 31, 2015. An outbreak of avian influenza in 2015 led to reduced availability of eggs, which increased the egg ingredient prices to record-high levels.
Our investments in state-of-the-art baking technologies enabled us to increase production volume and improve operational efficiencies. These investments and improvements allowed us to close our Schiller Park, Illinois bakery, while continuing to meet customer demands.
Special Employee Incentive Compensation
For the year ended December 31, 2015, we paid a special bonus totaling $3.9 million to our employees as compensation for their efforts in connection with the recapitalization of the Company. The payment of $2.6 million to employees at our bakery facilities was recorded on a separate line item reducing gross profit. The payment of $1.3 million to corporate employees was recorded under operating costs and expenses as discussed below.

Gross Profit
Gross profit for the year ended December 31, 2015 was $262.2 million, compared to $233.9 million for the year ended December 31, 2014. Excluding the impact of the $2.6 million special employee incentive compensation discussed above, gross profit for the year ended December 31, 2015 would have been $264.8 million. As a percentage of net revenue, gross profit was 42.2% in each of the years ended December 31, 2015 and 2014. Excluding the effect of the $2.6 million compensation payment discussed above, gross profit was 42.7% of net revenue for the year ended December 31, 2015.
Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses decreased $0.2 million to $32.0 million for the year ended December 31, 2015, compared to 32.2 million for the year ended December 31, 2014, primarily due to higher field marketing and merchandising costs to reset and check the store inventory on a regular basis, displays, and marketing expenses in 2014, partially offset by the increase in expense for advertising.
Selling Expense
Selling expenses increased 14.9%, or $3.8 million, to $29.5 million for the year ended December 31, 2015, compared to $25.7 million for the year ended December 31, 2015. This increase was primarily due to higher brokerage fee expenses.
General and Administrative
General and administrative expenses decreased 4.8%, or $1.6 million, to $31.5 million for the year ended December 31, 2015, compared to $33.1 million for the year ended December 31, 2014, primarily due to lower overall employment costs in the year ended December 31, 2015.
Special Employee Incentive Compensation
For the year ended December 31, 2015, a special bonus payment totaling $3.9 million was paid to employees as compensation for their efforts in the recapitalization of the Company. The payment of $1.3 million to corporate employees was recorded under operating costs and expenses.
Amortization of Customer Relationships
Amortization of customer relationships increased 36.6%, or $0.2 million, to $0.9 million for the year ended December 31, 2015, compared to $0.6 million for the year ended December 31, 2014.
Impairment of Property and Equipment
At December 31, 2015, we had assets held for sale with a carrying value of $4.0 million. These are recorded in Other Assets, net on the Consolidated Balance Sheet. We recorded impairment expense of $2.7 million, for the year ended December 31, 2015, to write-down the carrying value as determined using the fair value agreed upon in a purchase agreement with a third-party, dated December 21, 2015, less estimated closing costs and transaction commissions. This property consisted of the buildings that formerly operated as our Schiller Park, Illinois bakery.
Loss on Sale/Abandonment of Property and Equipment and Bakery Shutdown Costs
On October 17, 2014, we closed our Schiller Park, Illinois bakery. During the years ended December 31, 2015 and December 31, 2014, we incurred expenses associated with the closure and relocation of assets of $1.2 million and $1.4 million, respectively. Also, during the year ended December 31, 2014, we incurred expenses associated with employee severance and Worker Adjustment and Retraining Notification (WARN) ACT payments of $2.9 million. The carrying value of the Schiller Park bakery asset was impaired $2.7 million during the year ended December 31, 2015. Comparatively, assets at this location were impaired $12.0 million during the year ended December 31, 2014.
Related Party Expenses
Related party expenses were $4.3 million and $4.5 million for the years ended December 31, 2015 and December 31, 2014, respectively. Mr. Metropoulos serves as our Executive Chairman and expenses associated with his employment arrangements are recorded to related party expenses. Following the consummation of the Business Combination, the cash expenses associated with the employment arrangements with Mr. Metropoulos are estimated to be approximately $0.3 million annually.

Operating Income
For the year ended December 31, 2015, total operating costs and expenses were $106.3 million, compared to $114.5 million for the year ended December 31, 2014. Operating income was $155.9 million for the year ended December 31, 2015, compared to $119.5 million for the year ended December 31, 2014.
Interest Expense, net
For the year ended December 31, 2015, we incurred debt fees of $14.7 million in connection with the Former First Lien Term Loan, funded with the gross proceeds of the loan. These fees were capitalized and recorded as deferred finance charges on the consolidated balance sheet. These debt fees are amortized and recognized as interest expense utilizing the effective interest method over the life of the loan. Interest expense from the Former First Lien Term Loan debt fee amortization was $0.9 million for the year ended December 31, 2015. We also recorded a contractual interest obligation of $17.5 million for the year ended December 31, 2015.
For the year ended December 31, 2015, we incurred debt fees of $6.3 million in connection with the Former Second Lien Term Loan, funded with gross proceeds of the loan. These fees were capitalized and recorded as deferred finance charges on the consolidated balance sheet. These debt fees are amortized and recognized as interest expense utilizing the effective interest method over the life of the loan. Interest expense from the Former Second Lien Term Loan debt fee amortization was $0.3 million for the year ended December 31, 2015. We also recorded a contractual interest obligation of $10.7 million for the year ended December 31, 2015.
Interest on the 2013 Term Loan was paid quarterly at a rate of the greater of the applicable LIBOR or 1.25% per annum (LIBOR FLOOR) plus an applicable margin of 5.50% per annum or the base rate plus an applicable margin of 4.5% per annum. The total weighted average interest rate charged on the Term Loan during the year ended December 31, 2015 and for the year ending December 31, 2014, was 6.75% per annum. The final interest payment was made on August 3, 2015, when the 2013 Term Loan was paid off in full. We incurred debt fees of $22.7 million in connection with the 2013 Term Loan, funded with gross proceeds. These fees were capitalized and recorded as deferred finance charges on the consolidated balance sheet. These debt fees were amortized and recognized as interest expense utilizing the effective interest method over the life of the loan. Interest expense from the 2013 Term Loan debt fee amortization was $1.9 million for year ended December 31, 2015 and $3.3 million for the year ended December 31, 2014. We also recorded and paid a contractual interest obligation of $18.2 million for the year ended December 31, 2015. The contractual interest obligation paid for the year ended December 31, 2014, was $34.2 million.
We also expensed 2% prepayment penalties of $6.9 million and $3.0 million as part of the 2013 Term Loan’s early extinguishment in August 2015 and June 2015, respectively, in accordance with its contractual terms. In addition, $15.2 million of amortization was expensed for the year ended December 31, 2015, to write-off the deferred financing costs in connection with the extinguishment of the debt.
Loss on Debt Extinguishment
We extinguished the 2013 Term Loan through early principal payments of $343.8 million and $150.0 million on August 3, 2015 and June 4, 2015, respectively. As part of this debt extinguishment and in accordance with its contractual terms, we expensed 2% prepayment penalties of $9.9 million, as well as $16.0 million of amortization to write-off the remaining deferred financing costs. For the year ended December 31, 2015, the total loss on debt extinguishment was $25.9 million.
Other (Income) Expense
For the year ended December 31, 2015, other (income) expense consists primarily of proceeds of $12.0 million from an April 16, 2015 sale of foreign trademark rights and perpetual irrevocable licenses to certain “know how” in certain countries in the Middle East, partially offset by $3.3 million for professional service fees related to our pursuit of a potential sale of the Company.
Income Taxes
For the Predecessor periods we were a series of limited liability companies and, therefore, had no tax liability for federal income taxes in the Predecessor years ended December 31, 2015 and December 31, 2014. Income was taxed to the ultimate owners based on their proportionate share of the Company’s taxable income. Therefore, no provision or liability for income taxes was made in the respective financial statement periods at the federal level. We also do not believe we were subject to significant state income taxes. Therefore, we did not recognize any state income taxes in the respective Predecessor financial statement periods.

Reconciliation of Adjusted EBITDA presented in MD&A
Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.
We define Adjusted EBITDA as net income adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization and (iii) as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments set forth below. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; and

•	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

•
Our presentation of Adjusted EBITDA does not exclude the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as the Chief Executive Officer and/or Executive Chairman. These amounts were $0.1 million for the Successor period November 4, 2016 to December 31, 2016, $4.2 million for the Predecessor period January 1, 2016 to November 3, 2016; $3.6 million for the pro forma combined year ended December 31, 2016; $4.3 million for the year ended December 31, 2015 (Predecessor); and $4.5 million for the year ended December 31, 2014 (Predecessor). Following completion of the Business Combination, these cash expenses will be approximately $0.3 million annually.

The Company’s Proxy Statement dated October 21, 2016 respecting its November 3, 2016 special meeting at which stockholders approved various items related to the acquisition of Hostess contained certain projections for 2016 provided by Hostess Holdings, L.P. to the Company in connection with the Company’s consideration of the acquisition. These projections presented Adjusted EBITDA, consistent with the transaction agreement, excluding related party expenses associated with the employment arrangements with C. Dean Metropoulos. The Company’s presentation of Adjusted EBITDA did not exclude such related party expenses, which were $3.6 million for the year ending December 31, 2016. In addition, the projected Adjusted EBITDA included $2.0 million estimated pro forma adjusted EBITDA from Superior’s results prior to its acquisition in May 2016, which are not included in Adjusted EBITDA as presented by the Company. The projected Adjusted EBITDA for 2016 included in the proxy statement of $220.4 million, adjusted for these two items, would have been $214.8 million, compared to the Company’s reported 2016 pro forma combined Adjusted EBITDA of $215.3 million.

		2016		2016	2015	2014
		Successor	Predecessor	Pro Forma Combined
(In thousands)		From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014

Net income (loss)		$(8,485)	$60,425	$82,442	$88,760	$81,464

Plus non-GAAP adjustments:
Income tax provision		(7,762)	439	32,862	—	—
Interest expense, net		6,649	60,384	51,441	50,011	37,447
(Gain) loss on debt extinguishment	i	(763)	—	(763)	25,880	—
Depreciation and amortization		5,843	10,265	36,520	9,836	7,113
Executive chairman agreement termination and execution	ii	26,747	—	—	—	—
Unit-based compensation		—	3,891	—	1,381	372
Other expense (income)	iii	751	1,624	2,375	(8,743)	556
Business Combination Transaction Costs	iv	—	31,832	575	—	—
Impairment of property and equipment	v	—	7,300	7,300	2,700	13,241
Loss on sale/abandonment of property and equipment and bakery shutdown costs	vi	—	2,551	2,551	4,182	5,150
Inventory fair value adjustment	vii	8,914	—	—	—	—
Special employee incentive compensation	viii	—	4,698	—	3,923	—
Adjusted EBITDA		$31,894	$183,409	$215,303	$177,930	$145,343

i.
For the Successor period November 4, 2016 through December 31, 2016 and pro forma combined year ended December 31, 2016, we recorded a gain on extinguishment of Former First Lien of $0.8 million, which consisted of penalties of $3.0 million, the write-off of deferred financing costs of $0.2 million net of debt premium write-offs of approximately $4.0 million. For the year ended December 31, 2015 (Predecessor), we recorded a loss on extinguishment related to our 2013 Term Loan of $25.9 million, which consisted of prepayment penalties of $9.9 million and write-off of deferred financing costs of $16.0 million.

ii.	For the Successor period November 4, 2016 through December 31, 2016, we expensed $26.7 million related to stock awarded to Mr. Metropoulos as required under his new employment arrangements.

iii.
For the Successor period November 4, 2016 through December 31, 2016, we recorded expenses of $0.8 million which primarily consisted of legal and professional fees and other post-Business Combination costs such as fees related to securities filings. For the Predecessor period from January 1, 2016 through November 3, 2016, other expense consisted of transaction costs attributable the pursuit of a potential acquisition that has since been abandoned, offset partially by a gain from the settlement of the Grain Craft peanut recall matter of approximately $0.8 million. For the year ended December 31, 2015, other income consisted of $12.0 million of proceeds from the sale of foreign trademark rights and certain “know how” in certain countries in the Middle East, partially offset by $3.3 million for professional service fees related to the pursuit of a potential sale transactions. For the year ended, December 31, 2014, other expense was $0.6 million.

iv.	For the Predecessor period from January 1, 2016 through November 3, 2016, business combination transaction costs consisted primarily of professional and legal costs.

v.
For the period January 1, 2016 through November 3, 2016, and for the pro forma combined year ended December 31, 2016, we closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities resulting in a loss of $7.3 million.

vi.
For the period January 1, 2016 through November 3, 2016, and for the pro forma combined year ended December 31, 2016, we incurred a loss on a sale/abandonment of property and bakery shutdown costs of $0.3 million, primarily due to utilities, insurance, taxes and maintenance expenses related to the Schiller Park, Illinois bakery. In addition, we incurred losses of approximately $2.6 million related to equipment that we no longer intended to use or had idled.

vii.	For the Successor period November 4, 2016 through December 31, 2016, we re-measured inventory at fair value at the Closing Date, resulting in additional non-cash cost of goods sold of $8.9 million.

viii.
For the Predecessor period January 1, 2016 through November 3, 2016, a special bonus payment of $2.5 million and $2.2 million was paid to employees at the bakery facilities and corporate employees, respectively, as compensation for their efforts in the Business Combination. For the year ended December 31, 2015, a special bonus payment of $2.6 million and $1.3 million was paid to employees at the bakery facilities and corporate employees, respectively, as compensation for their efforts in the recapitalization of the Company.

Segments

We have two reportable segments: “Sweet Baked Goods” and “Other”. Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, which we launched in April 2015, frozen retail (which consists of deep-fried Twinkies®, launched in August 2016) and “In-Store Bakery,” or “ISB” (which consists of Superior, which we purchased in May 2016, and manufactures and distributes eclairs, madeleines, brownies, and iced cookies in the ISB section of grocery and club retailers.
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	2016		2015	2014
(In thousands)	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$101,319	$569,086	$609,895	$554,695
Other	10,679	46,502	10,920	—
Net revenue	$111,998	$615,588	$620,815	$554,695

Gross profit:
Sweet Baked Goods	$36,524	$252,432	$258,248	$233,932
Other	2,190	14,097	3,955	—
Gross profit	$38,714	$266,529	$262,203	$233,932

Capital expenditures (1):
Sweet Baked Goods	$7,544	$31,254	$27,252	$56,452
Other	83	223	—	—
Capital expenditures	$7,627	$31,477	$27,252	$56,452
(1) Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets.

We have one customer that accounted for 10% or more of our net revenue. The weighted percent of net revenues for this customer is presented below by segment:

			Year Ended
(% of Net Revenues)	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	December 31, 2015	December 31, 2014
Sweet Baked Goods	19.3%	20.2%	21.0%	24.0%
Other	.7%	1.4%	—	—
Total	20.0%	21.6%	21.0%	24.0%

Seasonality
Sweet baked goods revenues tend to be moderately seasonal, with declines during the early winter period, which we believe are attributable to altered consumption patterns during the holiday season. We expect this trend to continue and continue to be applicable to our business. We strive to mitigate the seasonality by running certain targeted promotional campaigns.

Significant and Subsequent Events
See Note 15 in the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplemental Data.
Acquisition of Superior
On May 10, 2016, we acquired the stock of Superior for $51.0 million, including cash. The purchase price was subject to working capital and other purchase price adjustments as described in the stock purchase agreement. We paid working capital and other purchase price adjustments of $0.1 million during the third quarter of 2016, based on the final closing date working capital amounts, and have included this amount as part of the total purchase price. Superior is located in Southbridge, Massachusetts and manufactures eclairs, madeleines, brownies, and iced cookies. We acquired Superior to expand our market and product offerings in the “In-Store Bakery” section of grocery and club retailers. We expect to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.
Liquidity and Capital Resources
Our primary sources of liquidity are from the cash on the balance sheet, availability under our Revolver (as discussed below) and future cash flow generated from operations. We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, including acquisitions. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
We had working capital, excluding cash and restricted cash, as of December 31, 2016 and December 31, 2015 of $20.6 million (Successor) and $6.9 million (Predecessor), respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2016, we had approximately $97.2 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the Successor period November 4, 2016 through December 31, 2016 were $13.6 million and for the Predecessor period January 1, 2016 through November 3, 2016 were $102.2 million, and $133.0 million and $108.3 million (Predecessor) for the years ended December 31, 2015 and December 31, 2014, respectively. The decrease in cash flows provided by operating activities for the Successor and Predecessor periods in 2016 is primarily attributable to overall increases in accounts receivable and decreases in accounts payables.
Cash Flows from Investing Activities
Cash flows provided by (used in) investing activities for the period November 4, 2016 through December 31, 2016 were $(428.2) million (Successor) and $(76.6) million for the period January 1, 2016 through November 3, 2016 (Predecessor), and $17.9 million and $(91.4) million (Predecessor) for the years ended December 31, 2015, and 2014, respectively. Cash outflows from investing activities include purchases of property and equipment of $(6.5) million for the period November 4, 2016 through December 31, 2016 (Successor) and $(28.6) million for the period January 1, 2016 through November 3, 2016 (Predecessor), and $(25.1) million and $(51.1) million for the years ended December 31, 2015, and 2014, respectively.
Our property and equipment capital expenditures primarily consisted of strategic growth initiatives, maintenance and productivity improvements. We expect that our cash outflows for capital expenditures will be approximately $30.0 million to $40.0 million during 2017. We paid $(49.7) million for the acquisition of Superior, net of cash acquired, in the Predecessor period January 1, 2016 through November 3, 2016. For the year ended December 31, 2015, we received proceeds from the sale of marketable securities of $43.0 million and used cash to partially fund member distributions.

Cash Flows from Financing Activities
Cash flows used in financing activities were $(232.3) million (Successor) and $(31.6) million (Predecessor) for 2016, and $(296.0) million and $(9.8) million (Predecessor) for the years ended December 31, 2015, and 2014, respectively. In November 2016, we extinguished the Former Second Lien Term Loan through early principal payments which accounted for the primary use of cash used in financing activities for the Successor period. In June 2015 and August 2015 the Predecessor extinguished the 2013 Term Loan through early principal payments. In the period January 1, 2016 through November 3, 2016, and in the year ended December 31, 2015, the Predecessor paid distributions of $23.6 million, $952.9 million, and $6.0 million, respectively, to partners, and $1.0 million, $46.8 million to non-controlling interest, respectively. There were no such distributions in the year ended December 31, 2014.
Long-Term Debt
On November 18, 2016, we refinanced the Former First and Second Lien Term Loans with the New First Lien Term Loan. The Company must repay the New First Lien Term Loan on the last day of each March, June, September and December, commencing on March 31, 2017, in an amount equal to 0.25% of the aggregate New First Lien Term Loan principal amount with the remainder to be repaid with a balloon payment on its maturity date of August 3, 2022. The New First Lien Term Loan is secured by liens on substantially all of Hostess Brands’ present and future assets.
Interest on the New First Lien Term Loan is paid quarterly at a rate of the greater of the federal funds rate plus an applicable margin, the prime rate, the applicable LIBOR or 1.00% per annum (LIBOR FLOOR) plus an applicable margin. The interest rate charged to the Company on the New First Lien Term Loan from the refinancing on November 18th until December 31, 2016 was 4.00% per annum. Prior to the debt refinancing, the interest rates for the Former First and Second Lien Term Loans were 4.5% and 8.5%, respectively.
In connection with the Business Combination, the Company recognized $8.9 million of premiums on the First and Second Lien Term Loans and subsequently adjusted the premium to $7.7 million due to the refinancing. Discount costs and deferred financing costs of $0.2 million and $2.0 million were capitalized as part of the refinancing. Lender debt discount costs, premium, and deferred financing costs are presented net of the long-term debt balance on the Consolidated Balance Sheets and will be amortized to interest expense utilizing the effective interest method over the term of the debt. Interest expense from the First Lien Term Loan debt fee amortization was $1.83 million (Predecessor) and $.04 million (Successor) for the period ended December 31, 2016.
On August 3, 2015, through a subsidiary, we entered into a Revolving Credit Agreement (the “Revolver”) that provides for borrowings of up to $100.0 million. The Revolver has a stated maturity date of August 3, 2020 and is secured by liens on substantially all of Hostess Brands’ present and future assets, including accounts receivable and inventories. The Revolver is secured by the same collateral as the New First Lien Term Loan by liens ranking equally therewith. The Revolver has an annual commitment fee on the unused portion of between 0.375% and 0.50% annually based upon the unused percentage.
Interest on borrowings under the Revolver is, at our option, either the applicable LIBOR plus a margin of between 2.00% and 2.50% per annum or the base rate plus a margin of 1.00% per annum.
We have not borrowed any funds under the Revolver as of December 31, 2016. See Note 13 -- Commitments and Contingencies to the Consolidated Financial Statements in Item 8 for information regarding the letters of credits, which reduce the amount available for borrowing under the Revolver.
Deferred finance charges of $1.8 million (Predecessor) were paid in securing the Revolver and were capitalized and recorded as a reduction to long-term debt and capital lease obligations in the Consolidated Balance Sheets. These debt fees were amortized and recognized as interest expense utilizing the straight-line method over the life of the Revolver until the Business Combination. Interest expense from the Revolver debt fee amortization was $0.3 million (Predecessor) for the ended December 31, 2016, respectively, and $0.1 million for the  year ended December 31, 2015.
As of December 31, 2016, $998.8 million aggregate principal amount of New First Lien Term Loans and $2.8 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding.
As of December 31, 2016, the Company was in compliance with the covenants under the New First Lien Term Loan and the Revolver.

Commitments and Contingencies
As of December 31, 2016, the Company has commitments and contingencies for debt, operating leases, and advance purchase commitments. Refer to Note 12--Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Contractual Commitments	Total Committed	Commitments within 1 year	Commitments beyond 1 year
(In thousands)
New First Term Loan	$998,753	$9,988	$988,765
Interest payments on Term Loan	223,396	39,800	183,596
Corporate office lease (Kansas City, MO)	607	243	364
Corporate office lease (Dallas, TX)	68	68	—
Superior capital lease	833	200	633
Ingredient procurement	79,000	71,000	8,000
Packaging procurement	11,000	8,000	3,000
	$1,313,657	$129,299	$1,184,358
Critical Accounting Policies
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires the use of judgment, estimates and assumptions. We make such subjective determinations after careful consideration of our historical performance, management’s experience, current economic trends and events and information from outside sources. Inherent in this process is the possibility that actual results could differ from these estimates and assumptions for any particular period.
Our significant accounting policies are detailed in Note 1 to our Consolidated Financial Statements. The following areas are the most important and require the most difficult, subjective judgments.
Trade and consumer promotion programs
The Company offers various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between promotion programs, which are classified as reductions in revenue in the Statement of Operations, and advertising or other marketing activities, which are classified as marketing and selling expenses in the Statement of Operations, fluctuates between periods based on the Company’s overall marketing plans, and such fluctuations have an impact on revenues. These trade programs also require management to make estimates about the expected total cost of the programs and related allocations amongst participants (who might have different levels of incentives based on various program requirements). These estimates are inherently uncertain and are generally based on historical experience, adjusted for any new facts or circumstances that might impact the ultimate cost estimate for a particular program or programs.

Goodwill and Indefinite-lived trade names

When evaluating goodwill and indefinite-lived intangible assets for impairment, under U.S. GAAP the Company may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If, based on a review of the qualitative factors, the Company determines it is not more-likely-than-not that the fair value is less than the carrying value, the Company may bypass the two-step quantitative impairment test. The first step (“Step 1”) of the quantitative impairment test calculates the estimated fair value of each of the reporting units and compares it to the carrying value. If the fair value is in excess of the carrying value, no impairment exists. If Step 1 does indicate impairment, a second step (“Step 2”) must take place. Under Step 2, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted.

In performing the quantitative test of goodwill, the Company primarily uses the income approach method of valuation that included the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flow model included future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on the Company's estimated cost of equity capital and after-tax cost of debt.

In the process of the Company's annual impairment review of the trade names, the Company primarily uses the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method included future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

Business Combinations
We account for acquisitions using the purchase method of accounting. Assets acquired, liabilities assumed, and non-controlling interests are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of the net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be multiple quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised.
Tax receivable agreement

The Tax Receivable Arrangement generally provides for the payment by the Company to the Legacy Hostess Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B Units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the Business Combination; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the Business Combination; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to Legacy Hostess Equityholders in accordance with specified percentages, regardless of the source of the applicable tax attribute. The most significant estimate utilized by management to calculate the corresponding liability is the Company’s future cash tax savings rates, which is projected based on current tax laws and the Company’s historical and projected future tax profile. The amounts recorded in the Consolidated Financial Statements are on an undiscounted basis.

New Accounting Pronouncements

Refer to Note 1. Significant Accounting Policies of the Notes to our Consolidated Financial Statements elsewhere in this filing for further information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate market risk.
Market risk on variable-rate financial instruments
Our First Lien Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates, as more fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources - Long-term Debt.” The rate in effect at December 31, 2016 for the outstanding First Lien Term Loan was a LIBOR-based rate of 4.00% per annum. At December 31, 2016, the subsidiary borrower had $97.25 million available for borrowing, net of letters of credit of $2.75 million, under its Revolver. At December 31, 2016, the subsidiary borrower had an aggregate principal balance of $998.75 million outstanding under the First Lien Term Loan. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable approximately $1.2 million for the year ended December 31, 2016.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	63

Consolidated Balance Sheets as of December 31, 2016 (Successor) and December 31, 2015 (Predecessor)	65

Consolidated Statements of Operations from November 4, 2016 through December 31, 2016 (Successor), and from January 1, 2016 through November 3, 2016 (Predecessor), and the years ended December 31, 2015 and 2014 (Predecessor)	66

Consolidated Statements of Stockholders’ Equity from November 4, 2016 through December 31, 2016 (Successor), and Partners’ Equity (Deficit) from January 1, 2016 through November 3, 2016 (Predecessor), and the years ended December 31, 2015 and 2014 (Predecessor)	67

Consolidated Statements of Cash Flows from November 4, 2016 through December 31, 2016 (Successor), and from January 1, 2016 through November 3, 2016 (Predecessor), and the years ended December 31, 2015 and 2014(Predecessor)	68

Notes to Consolidated Financial Statements	70

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Hostess Brands, Inc.:
We have audited the accompanying consolidated balance sheet of Hostess Brands, Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for period November 4, 2016 through December 31, 2016. We have also audited the accompanying consolidated balance sheet of Hostess Holdings, L.P. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, partners’ equity (deficit), and cash flows for the period January 1, 2016 through November 3, 2016 and the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hostess Brands, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the period November 4, 2016 through December 31, 2016, in conformity with U.S. generally accepted accounting principles. It is also our opinion that the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hostess Holdings, L.P. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the period January 1, 2016 through November 3, 2016 and the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Kansas City, Missouri

March 14, 2017

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31,	December 31,
ASSETS	2016	2015
	(Successor)	(Predecessor)
Current assets:
Cash and cash equivalents	$26,855	$64,473
Restricted cash	—	4,655
Accounts receivable, net	89,237	68,518
Inventories	30,444	25,130
Prepaids and other current assets	4,827	6,041
Total current assets	151,363	168,817
Property and equipment, net	153,224	128,078
Restricted cash	—	17,225
Intangible assets, net	1,946,943	263,579
Goodwill	588,460	56,992
Deferred finance charges	—	1,696
Other assets, net	7,902	7,142
Total assets	$2,847,892	$643,529

LIABILITIES AND STOCKHOLDERS’ EQUITY/PARTNERS’ DEFICIT
Current liabilities:
Long-term debt and capital lease obligation payable within one year	$11,496	$9,250
Accounts payable	34,083	28,053
Deferred distributions to partners	—	4,655
Customer trade allowances	36,691	29,638
Accrued expenses and other current liabilities	21,656	21,162
Total current liabilities	103,926	92,758
Long-term debt and capital lease obligation	993,374	1,193,667
Tax receivable agreement	165,384	—
Deferred tax liability	353,797	—
Deferred distributions to partners	—	17,225
Total liabilities	1,616,481	1,303,650
Commitments and Contingencies (Note 12)
Class A Common Stock (Successor), $0.0001 par value, 200,000,000 shares authorized, 98,250,917 issued and outstanding	10	—
Class B Common Stock (Successor), $.0001 par value, 50,000,000 shares authorized 31,704,988 issued and outstanding	3	—
Additional paid in capital (Successor)	912,824	—
Retained earnings (accumulated deficit)	(15,618)	—
Stockholders’ equity (Successor)/ partners’ deficit (Predecessor)	897,219	(622,130)
Non-controlling interest	334,192	(37,991)
Total liabilities and stockholders’ equity (partners' deficit)	$2,847,892	$643,529
See accompanying notes to consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	2016		2015	2014
	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Net revenue	$111,998	$615,588	$620,815	$554,695
Cost of goods sold	73,284	346,864	355,963	320,763
Special employee incentive compensation	—	2,195	2,649	—
Gross profit	38,714	266,529	262,203	233,932
Operating costs and expenses:
Advertising and marketing	5,245	30,626	31,967	32,197
Selling expense	5,033	25,730	29,484	25,664
General and administrative	7,322	38,391	31,531	33,122
Special employee incentive compensation	—	2,503	1,274	—
Amortization of customer relationships	3,922	1,185	851	623
Impairment of property and equipment	—	7,300	2,700	13,241
Loss on sale/abandonment of property and equipment and bakery shutdown costs	—	2,551	4,182	5,150
Business combination transaction costs	—	31,832	—	—
Related party expenses	26,799	3,539	4,306	4,468
Total operating costs and expenses	48,321	143,657	106,295	114,465
Operating income (loss)	(9,607)	122,872	155,908	119,467
Other (income) expense:
Interest expense, net	6,649	60,384	50,011	37,447
(Gain) loss on debt extinguishment	(763)	—	25,880	—
Other expense (income)	754	1,624	(8,743)	556
Total other expense	6,640	62,008	67,148	38,003
Income (loss) before income taxes	(16,247)	60,864	88,760	81,464
Income tax expense (benefit)	(7,762)	439	—	—
Net income (loss)	(8,485)	60,425	88,760	81,464
Less: Net income (loss) attributable to the non-controlling interest	(4,081)	3,214	4,507	4,267
Net income (loss) attributable to Class A shareholders	$(4,404)	$57,211	$84,253	$77,197
Earnings (loss) per Class A share:
Basic	$(0.05)
Diluted	$(0.05)
Weighted-average shares outstanding:
Basic	97,792
Diluted	97,792
See accompanying notes to consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

	Partners’ Equity (Deficit) Hostess Holdings, LP
Predecessor	Class A	Class C	Total Partners’ Equity (Deficit)	Noncontrolling Interest
Balance – January 1, 2014	$135,365	$38,173	$173,538	$—
Distributions to partners	(3,880)	(2,138)	(6,018)	—
Unit based compensation	290	82	372	—
Net income	60,214	16,983	77,197	4,267
Balance – December 31, 2014	$191,989	$53,100	$245,089	$4,267
Distributions to partners	(533,030)	(419,823)	(952,853)	(46,765)
Unit based compensation	948	433	1,381	—
Net income	64,009	20,244	84,253	4,507
Balance – December 31, 2015	$(276,084)	$(346,046)	$(622,130)	$(37,991)
Distributions to partners	(9,817)	(13,765)	(23,582)	(1,027)
Unit based compensation	1,945	1,945	3,890	—
Net income	28,605	28,606	57,211	3,214
Balance – November 3, 2016	$(255,351)	$(329,260)	$(584,611)	$(35,804)

	Stockholders’ Equity
	Hostess Brands, Inc.
	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated losses	Total Stockholders’ Equity	Non-controlling Interest
Successor	Shares	Amount	Shares	Amount
Balance–November 4, 2016	97,589,217	10	29,870,688	3	$901,157	$(11,214)	$889,956	$326,601
Net loss	—	—	—	—	—	(4,404)	(4,404)	(4,081)
Share‑based compensation, net income taxes of $3,140	—	—	2,496,000	—	5,718	—	5,718	17,889
Exchanges	661,700	—	(661,700)	—	6,217	—	6,217	(6,217)
Tax receivable agreement arising from exchanges, net of income taxes of $420	—	—	—	—	(268)	—	(268)	—
Balance–December 31, 2016	98,250,917	10	31,704,988	3	$912,824	$(15,618)	$897,219	$334,192

See accompanying notes to consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	2016		2015	2014
	November 4, 2016 through December 31, 2016	January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Operating activities
Net income (loss)	$(8,485)	$60,425	$88,760	$81,464
Depreciation and amortization	5,843	10,265	9,836	7,113
Impairment of property and equipment	—	7,300	2,700	13,241
Non-cash interest expense-debt discount (premium) amortization	(197)	2,790	3,423	3,583
Non-cash loss (gain) on extinguishment of debt	(3,974)	—	16,005	—
Stock-based compensation	26,748	3,890	1,381	372
Loss on sale/abandonment of property and equipment	—	2,551	3,001	835
Change in operating assets and liabilities
Accounts receivable	3,705	(19,869)	(1,077)	(8,630)
Inventories	8,895	(2,994)	(5,611)	(1,468)
Prepaids and other current assets	(1,694)	(1,049)	(441)	(344)
Accounts payable and accrued expenses	(11,296)	33,886	10,480	4,755
Deferred taxes	(7,815)	—	—	—
Customer trade allowances	2,225	4,828	4,364	7,266
Other	(344)	198	151	142
Net cash provided by operating activities	13,611	102,221	132,972	108,329

Investing activities
Purchases of property and equipment	(6,494)	(28,633)	(25,082)	(51,073)
Acquisition of business, net of cash	(421,242)	(49,735)	—	—
Proceeds from sale of assets	—	4,000	425	5,805
Purchases of marketable securities	—	—	—	(42,470)
Proceeds from sale of marketable securities	—	—	42,960	—
Restricted cash release	—	—	1,762	—
Acquisition and development of software assets	(460)	(2,211)	(2,185)	(3,655)
Net cash provided by (used in) investing activities	(428,196)	(76,579)	17,880	(91,393)
Financing activities
Repayments of long-term debt and capital lease obligation	(217,400)	(6,987)	(498,565)	(3,751)
Proceeds from issuance of long-term debt	—	—	1,225,000	—
Payment of deferred underwriting costs	(13,125)	—	—	—
Debt fees	(1,820)	—	(22,819)	—
Distributions to partners	—	(23,582)	(952,853)	(6,018)
Distributions to non-controlling interest	—	(1,027)	(46,765)	—
Net cash used in financing activities	(232,345)	(31,596)	(296,002)	(9,769)
Net increase (decrease) in cash and cash equivalents	(646,930)	(5,954)	(145,150)	7,167
Cash and cash equivalents at beginning of period	673,785	64,473	209,623	202,456
Cash and cash equivalents at end of period	$26,855	$58,519	$64,473	$209,623
See accompanying notes to consolidated financial statements.

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$68,606	$34,710	$34,154
Taxes paid	$43	$—	$—	$—
Supplemental disclosure of non-cash investing:
Purchases of property and equipment funded by accounts payable	673	633	(15)	1,724
See accompanying notes to consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Basis of Presentation
On November 4, 2016 (the “Closing Date”), Hostess Brands, Inc. (f/k/a Gores Holdings, Inc.), referred to below as the “Company”, consummated a business combination (the “Business Combination”) pursuant to the certain Master Transaction Agreement (the “Master Transaction Agreement”), by and among Gores Holdings, Inc., a Delaware corporation (“Gores Holdings”), Homer Merger Sub, Inc., a Delaware corporation which was a wholly-owned subsidiary of Gores Holdings at the time of the mergers described below (“Company Merger Sub”), AP Hostess Holdings, L.P., a Delaware limited partnership (“AP Hostess LP”) affiliated with Apollo Global Management, LLC, a Delaware limited liability company (“Apollo”), Hostess CDM Co-Invest, LLC, a Delaware limited liability company (“Hostess CDM Co-Invest”) controlled by Mr. C. Dean Metropoulos (“Mr. Metropoulos”), CDM Hostess Class C, LLC, a Delaware limited liability company (“CDM Hostess”) controlled by Mr. Metropoulos, and AP Hostess LP, in its capacity as the sellers’ representative thereunder, which provided for: (i) the mergers of: (A) Hostess Management, LLC, a Delaware limited liability company (“Hostess Management”), owned, directly or indirectly, by certain of the Legacy Hostess Equityholders (as defined below) and certain members of Hostess’ management, with and into Hostess Holdings, L.P., a Delaware limited partnership owned, directly or indirectly, by certain of the Legacy Hostess Equityholders (“Hostess Holdings”), with Hostess Holdings continuing as the surviving entity; (B) Company Merger Sub with and into AP Hostess Holdings, Inc., a Delaware corporation (“AP Hostess Holdings”) and wholly-owned subsidiary of AP Hostess LP, with AP Hostess Holdings continuing as the surviving entity; and (C) immediately thereafter, the merger of AP Hostess Holdings with and into Gores Holdings, with Gores Holdings continuing as the surviving entity; and (ii) the purchase by Gores Holdings of certain of the limited partnership interests in Hostess Holdings held by certain of the Legacy Hostess Equityholders as well as all ownership interests in Hostess Holdings GP, LLC (“Hostess GP”). In connection with the closing of the Business Combination, Gores Holdings, Inc. changed its name to “Hostess brands, Inc.” and its trading symbol on the NASDAQ from “GRSH,”“GRSHU” and “GRSHW,” to “TWNK” and “TWNKW”.
Unless the context otherwise requires, “we”, “us”, "our”, and the “Company”, refer, for periods prior to the completion of the Business Combination, to Hostess Holdings and its subsidiaries and, for periods after the completion of the Business Combination, to Hostess Brands, Inc. and its subsidiaries, including Hostess Holdings and its subsidiaries.
“Apollo Funds” refer to the funds managed by affiliates of Apollo Global Management, LLC that continue to hold an equity stake in the Company, and “Metropoulos Entities” refer to Mr. Metropoulos and entities controlled by him that continue to hold an equity stake in the Company. “Legacy Hostess Equityholders” refer to the Apollo Funds and Metropoulos Entities, collectively. Subsequent to the Business Combination, the Legacy Hostess Equityholders held a portion of the Company's common stock. In addition, the Metropoulos Entities retained a significant interest in Hostess Holdings.
Our “Sponsor” refers to Gores Sponsor, LLC, a Delaware limited liability company and our principal stockholder prior to the Business Combination, and the “The Gores Group” refers to The Gores Group LLC, an affiliate of our Sponsor.

As a result of the Business Combination, for accounting purposes, the Company is the acquirer and Hostess Holdings is the acquiree and accounting predecessor. The financial statement presentation includes the financial statements of Hostess Holdings as “Predecessor” for periods prior to the Closing Date and of the Company for periods after the Closing Date, including the consolidation of Hostess Holdings. Under the terms of its limited partnership agreement, all voting rights for Hostess Holdings are held by Hostess GP and are separate from the economic interests held by the Company and certain Legacy Hostess Equityholders. This separation of voting rights and economic interests causes Hostess Holdings to be considered a variable interest entity (a “VIE”). As the Company owns all of the interests in Hostess GP, as well as a majority of the common units of Hostess Holdings, it has both the power to direct all the activities of Hostess Holdings, and substantial economic risks and rewards from Hostess Holdings performance. As such, the Company is considered to be the primary beneficiary of Hostess Holdings, and consolidates it.

Description of Business
The Company is a Delaware corporation headquartered in Kansas City, Missouri. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (collectively, the “Company”). The Company is one of the largest packaged food companies focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods in the United States. The Hostess brand dates to 1919 when the Hostess CupCake was introduced to the public, followed by Twinkies in 1930. In 2013, the Legacy Hostess Equityholders acquired the Hostess brand out of the bankruptcy liquidation proceedings of its prior owners, free and clear of all past liabilities. After a brief hiatus in production, the Company began providing Hostess products to consumers and retailers across the nation in July 2013. By combining Hostess’ beloved brands’ established reputation with an innovative business model, the Company rapidly recaptured market share. Hostess, America’s Original Snack Cake, has been an iconic American brand for generations. Today, the Company produces a variety of new and classic treats under the Hostess® and Dolly Madison® group of brands, including Twinkies®, CupCakes, Ding Dongs®, HoHos®, Donettes® and Fruit Pies.
Gores Holdings was originally incorporated in Delaware on June 1, 2015 as a special purpose acquisition company (SPAC), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses.
On May 10, 2016, the Predecessor purchased the stock of Superior Cake Products, Inc. (“Superior”) located in Southbridge, Massachusetts. Superior manufactures and distributes eclairs, madeleines, brownies, and iced cookies sold in the “In-Store Bakery” section of grocery and club retailers.
In the Consolidated Statements of Operations, amortization of customer relationships (previously within general and administrative) have been presented separately from general and administrative in the current year presentation, with conforming reclassifications made for the prior period presentation. In the Consolidated Balance Sheets, customer trade allowances (previously netted as an allowance against trade accounts receivable) are presented in current liabilities, with conforming reclassifications made for the prior period presentation.
The Business Combination was accounted for as a business combination under the scope of the Financial Accounting Standards Board’s Accounting Standards Codification 805, Business Combinations, or ASC 805. In addition, pursuant to ASC 810, Consolidations, or ASC 810, the Company has determined that Hostess Holdings, a limited partnership, is a VIE. The Company determined there are neither any applicable scope exceptions from the consolidation guidance under ASC 810 nor any VIE scope exceptions in ASC 810 applicable to Hostess Holdings. Furthermore, it was determined that the Company is the primary beneficiary of the VIE and, therefore, the accounting acquirer under ASC 805. The Company determined that, through Hostess GP, it has the power to direct all of the activities of Hostess Holdings, with no substantive kick-out rights or participating rights by the limited partners individually or as a group. Hostess Holdings constitutes the majority of the assets of the Company.

The acquisition of Hostess Holdings constitutes the acquisition of a business for purposes of ASC 805, and due to the change in control, has been accounted for using the acquisition method. Under the acquisition method, the acquisition-date fair value of the gross consideration paid by the Company to effect the Business Combination is allocated to the assets acquired and the liabilities assumed based on their estimated fair values including Hostess GP’s variable interest in Hostess Holdings.

The Company has two reportable segments: Sweet Baked Goods and Other.

Principles of Consolidation
The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either Hostess or the Company. All intercompany balances and transactions have been eliminated in consolidation.
For the Successor period from November 4, 2016 through December 31, 2016, Hostess Brands, Inc. consolidated the financial position and results of operations of Hostess Holdings. Mr. Metropoulos and the Metropoulos Entities hold their equity investment in us primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings (“Class B Units”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Our Class B Stock has voting, but no economic, rights, while Hostess Holdings’ Class B Units have economic, but no voting, rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests, and consolidates Hostess Holdings in the Company’s Consolidated Financial Statements. The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in our Consolidated Financial Statements as a noncontrolling interest. The noncontrolling interest was recorded at fair value at November 4, 2016 as a result of the Business Combination.
For the Predecessor periods, Hostess Holdings consolidated the financial position and results of operations of New Hostess Holdco LLC. The portion of the New Hostess Holdco, LLC not owned by Hostess Holdings was recognized as a noncontrolling interest in the Consolidated Financial Statements. The non-controlling interest presented in the accompanying consolidated balance sheet represents the amount of cash that would be payable to the non-controlling interest holders if the Company were liquidated at book value as of the balance sheet date. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, is the share of the earnings or losses allocated to non-controlling interest for the period.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements for the reported amounts of revenues and expenses during the reporting period. Management utilizes estimates, including, but not limited to, valuation and useful lives of tangible and intangible assets, shipments in-transit, reserves for trade and promotional allowances, insurance recoveries and other costs related to the voluntary product recall, workers’ compensation and self-insured medical claims. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform with current year presentation.

Management Profits Interest Plan (Predecessor)

The Predecessor established a profits interest plan under the 2013 Hostess Management, LLC Equity Incentive Plan (“Plan”) to allow members of the management team to participate in the success of the Predecessor. This Plan consisted of an approximate 9% ownership interest in Hostess Management. Hostess Management had three classes of units and required certain returns to ranking classes before other classes participated in subsequent returns of the Predecessor.
Hostess Management was authorized to issue class A units to Hostess Holdings members, class B units to management, and 916,096 class C units to Mr. Metropoulos. In March 2016, as a result of the second amendment to the Hostess Management, LLC Agreement, the number of units authorized for grant increased for each of the class A and B units from 1,282,534 to 1,652,759 units and therefore, Hostess Management’s ownership interest in the Predecessor increased from 7% to 9% in exchange for the issuance of 370,225 class A units to Hostess Holdings members.

On March 18, 2016, class B units, in the amount of 593,630, were granted to certain members of management. The units vest at a rate of one-fifth at approximately the end of each year, or at the management member’s anniversary employment date, over 5 years, provided the participant remained employed with the Predecessor. The unit value of $4.25 per share was used to estimate the fair value of the class B units and was based upon a contemporaneous valuation reflecting market conditions on March 18, 2016. The total estimated grant date fair value was $2.5 million.

The Predecessor recognized unit-based compensation expense of $1.4 million and $0.4 million during the years ended December 31, 2015, and 2014, respectively, within general and administrative and $3.9 million of expense was recognized from January 1, 2016 through November 3, 2016 (Predecessor), within general and administrative including $3.2 million of expense due to a grant agreement provision which caused the accelerated vesting of units granted prior to January 1, 2016 upon consummation of the Business Combination and the accelerated vesting of units granted in 2016 based on the approval of the board of directors. This provision was triggered by the consummation of the Business Combination. All units were redeemed and the Plan was terminated on November 4, 2016. As of December 31, 2016, there were no outstanding units.

The following table represents the non-vested class B unit activity for the period ended November 3, 2016:

(Predecessor)	Units	Weighted Average Grant Date Fair Value
Beginning balance at January 1, 2016	368,332	$2.87
Granted	593,630	4.25
Vested	(50,845)	1.61
Forfeited	—	—
Redeemed	(911,117)	(3.84)
Nonvested at November 3, 2016	—	$—
During the year ended December 31, 2015, distributions were available to class B and class C unit holders in excess of the units’ vested balances. These distributions were held by Hostess Management within restricted cash and were paid to the unit holders when they vested under the terms of each holder’s respective agreement.

At December 31, 2015, $21.9 million of deferred partner distributions were due to class B and class C unit holders, of which $4.7 million was current, and $17.2 million was long-term. All deferred partner distributions were paid on November 4, 2016 from restricted cash concurrent with the Business Combination. The funding of the restricted cash is included within distributions to non-controlling interest in the Consolidated Statements of Cash Flows as a financing activity.

Employee Benefit Plans

The Company provides several benefit plans for employees depending upon employee eligibility. The Company has a health care plan, a defined contribution retirement plan (401(k)), company-sponsored life insurance, and other benefit plans. The health care plan, available to all full-time employees, is self-insured by the Company. Amounts contributed to the health care plan by the Company, totaled approximately $6.3 million for the Predecessor period from January 1, 2016 through November 3, 2016 and $1.0 million for the Successor period from November 4, 2016 through December 31, 2016. Comparatively, for the years ended December 31, 2015, and 2014, the Company contributed $5.8 million and $5.4 million, respectively.

The Company offers an annual incentive plan based upon operating targets. Final payout is approved by the board of directors. The Company has accrued $5.9 million and $1.5 million at December 31, 2016 (Successor) and December 31, 2015 (Predecessor), respectively.

The Company has also instituted a long-term incentive plan for certain director-level employees, payment under which is contingent on changes in certain ownership levels. Amounts paid in the year ended December 31, 2015 and the Predecessor period from January 1, 2016 through November 3, 2016 are reported as special employee incentive compensation in the Consolidated Statement of Operations. The total that could be payable due to any future qualifying changes in ownership levels under the plan is $2.6 million as of December 31, 2016. In accordance with U.S. GAAP, the Company does not carry an accrual for the long-term incentive plan.

Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less when purchased as cash equivalents and are recorded at cost.
Under the Company’s cash management system, checks that have been issued and are out of the control of the Company, but which have not cleared the bank by the balance sheet date, are reported as a reduction of cash.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for goods that have been received by the customer. As of December 31, 2016 and December 31, 2015, the Company’s accounts receivable was $89.2 million and $68.5 million, respectively, which have been reduced by a reserve to cover allowances for damages occurring during shipment, quality claims and doubtful accounts in the amount of $1.9 million and $2.0 million, respectively. In addition, there are customer trade allowances of $36.7 million and $29.6 million at December 31, 2016 and December 31, 2015 in current liabilities in the Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost or market on a first-in first-out basis. The Company estimates its costs for ingredients, packaging, direct labor and overhead prior to the beginning of each period for the Company’s expected production costs for its various products.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	December 31, 2016	December 31, 2015
	(Successor)	(Predecessor)
Ingredients and packaging	$12,712	$12,353
Finished goods	14,229	10,054
Inventory in transit to customers	3,503	2,723
	$30,444	$25,130

Property and Equipment
At the acquisition date, a third party valuation specialist conducted analyses in order to assist our management in determining the fair values of the acquired assets and liabilities assumed during the Business Combination. The property and equipment acquired in the transaction were assigned useful lives for purposes of depreciation that the Company believes to be the useful life of such assets. Additions to property and equipment are recorded at cost and depreciated straight line over estimated useful lives of 10 to 50 years for buildings and land improvements and 3 to 20 years for machinery and equipment. In order to maximize the efficiency of the Company’s operations and to operate the acquired equipment, occasionally the Company will remove and relocate equipment between bakeries. Such removal and relocation costs are expensed as incurred. Reinstallation costs are capitalized if the useful life is extended or the equipment is significantly improved. Otherwise, reinstallation costs are expensed as incurred. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated.

Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the balance sheet and any resulting gain or loss is recognized in the Consolidated Statements of Operations.
From January 1 through November 3, 2016, the Predecessor closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities. The Predecessor recorded an impairment loss of $7.3 million, related to equipment that the Company had idled, or which otherwise qualified for impairment. The measurement of this loss was considered to be based on Level 3 inputs within the fair value measurement hierarchy as defined in the accounting guidance. Level 3 fair values were determined using management’s best estimate of fair value for assets that were idled and written-down to salvage value. Assets that the Predecessor no longer intended to use were retired. Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received and net carrying values of the assets disposed and are presented within loss on sale/abandonment of property and equipment and bakery shutdown costs in the Consolidated Statements of Operations.
Software Costs
Costs associated with computer software projects during the preliminary project stage are expensed as incurred. Once management authorizes and commits to funding a project, appropriate application development stage costs are capitalized. Capitalization ceases when the project is substantially complete and the software is ready for its intended use. Upgrades and enhancements to capitalized software are capitalized when such enhancements are determined to provide additional functionality. Training and maintenance costs associated with software applications are expensed as incurred.
Included in the caption “Other assets” in the Consolidated Balance Sheets is capitalized software in the amount of approximately $7.4 million and $6.5 million at December 31, 2016 and December 31, 2015, respectively.
Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $1.5 million from January 1, 2016 through November 3, 2016 (Predecessor) and $0.3 million for November 4, 2016 through December 31, 2016 (Successor), $1.4 million (Predecessor), for the year ended December 31, 2015 and $1.0 million for the year ended December 31, 2014.
Bakery Shutdown Costs
Bakery shutdown costs are considered to be non-recurring activities an entity undertakes when it closes a facility, or terminates a significant process related to operations.
On October 17, 2014, the Predecessor closed its Schiller Park, Illinois bakery and completed the sale of the bakery in May 2016. For the period January 1, 2016 through November 3, 2016, the Company incurred $0.3 million (Predecessor) in bakery shutdown costs associated with utilities, insurance, maintenance, and taxes related to the assets that were held for sale. For the year ended December 31, 2015, the Company incurred $1.2 million in bakery shutdown costs associated with the closure and relocation of assets, and assets held for sale were fair valued and included in other assets.
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the best extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date

•
Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability

•
Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date

Fair Value of Financial Instruments
Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company estimates that the carrying amount of its financial instruments reasonably approximates fair value. At December 31, 2016 and December 31, 2015, the approximate fair value of the Company’s debt was $1.0 billion and $1.2 billion, respectively. The fair value is calculated using current interest rates and pricing from financial institutions (Level 2 inputs).
Goodwill and Intangible Assets
At December 31, 2016, the goodwill balance of $588.5 million represents the excess of the amount the Successor paid for the Business Combination over the fair value of the assets acquired and liabilities assumed. Goodwill that resulted from the Business Combination was allocated to the Sweet Baked Goods segment and the Other segment.
At December 31, 2015 the goodwill balance of $57.0 million represents the excess of the amount the Predecessor paid for the business over fair value of the assets acquired, resulting from the formation of the Predecessor in 2013. Goodwill that resulted from the 2013 acquisition was allocated to the Sweet Baked Goods segment.
The Company’s indefinite-lived intangible assets consist of trademarks and trade names. The $1.4 billion balance at December 31, 2016 was recognized as part of the Business Combination. The $0.3 billion balance at December 31, 2015 resulted from the formation of the Predecessor in 2013. The trademarks and trade names are integral to the Company’s identity and are expected to contribute indefinitely to its corporate cash flows. Fair value for trademarks was determined using the income approach, which is considered to be Level 3 within the fair value hierarchy. The application of the income approach was premised on a royalty savings method, whereby the trademark is valued by reference to the amount of royalty income it could generate if it was licensed, in an arm’s‑length transaction, to a third-party. These assets have been assigned an indefinite life and therefore are not amortized but rather evaluated for impairment annually.
Also, the Company has definite-lived intangible assets that consist of customer relationships. The $538.1 million balance on December 31, 2016 was recognized as part of the Business Combination. The $8.9 million balance at December 31, 2015, resulted from the formation of the Predecessor in 2013. For customer relationships, the application of the income approach was premised on an excess earnings method, whereby the customer relationships are valued by the earnings expected to be generated from those customers after other capital charges. Definite-lived intangible assets are being amortized on a straight‑line basis over the estimated remaining useful lives of the assets.
The Company’s policy is to perform an impairment analysis each year as of September 30.
Reserves for Self-Insurance Benefits
The Company’s employee health plan is self-insured by the Company up to a stop-loss amount of $0.3 million for each participant per plan year. In addition, the Company maintains insurance programs covering its exposure to workers’ compensation. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Reserves for the Company’s retained exposures are estimated for reported but unpaid losses, as well as incurred but not reported losses, and are calculated based upon actuarially determined loss development factors, expected long-term medical cost trend rates, future administrative costs, and other assumptions considered by management, including assumptions provided by external insurance brokers, consultants, and actuaries. The factors and assumptions used for estimating reserves are subject to change based upon experience, changes in expected cost and inflation trends, discount rates, and other factors. Adjustments to previously established reserves are included in operating results in the period of adjustment. Included in the accrued expenses in the Consolidated Balance Sheets is a reserve for healthcare claims in the amount of approximately $1.7 million and $1.6 million at December 31, 2016 and December 31, 2015, respectively, and a reserve for workers’ compensation claims of $1.3 million and $1.4 million at December 31, 2016 and December 31, 2015, respectively.

Revenue Recognition
The Company invoices at the time of shipment of its product, but only recognizes revenue upon delivery to retail customers and distributors as the Company arranges freight and is generally responsible, along with the Company’s common carriers, for any damage that occurs during transportation. The Company allows retail customers and distributors to return product that is damaged or defective at the time of delivery. A provision for payment discounts and product return allowances, which is estimated based upon the Company’s historical performance, management’s experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.
The Company’s products are sold on credit terms established in accordance with industry practice, which typically requires payment within 30 days of invoice date. Trade promotions, consisting primarily of customer pricing allowances and merchandising funds, and consumer coupons are offered through various programs to customers and consumers. Sales are recorded net of estimated trade promotion spending, which is recognized as incurred at the time of sale.
The Company participates in a number of promotional activities including, but not limited to, offering rebates for achieving various performance levels, offering incentives for product placement locations in retail stores, offering pricing discounts for those customers electing to provide their own transportation for shipment of product and offering subsidies for advertising placed by customers. In lieu of accepting returns, the Company offers an allowance for anticipated expired and damaged products to certain customers. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program in the period during which the program occurs. In accordance with the authoritative guidance for revenue recognition, the cost of these programs is classified in the Consolidated Statements of Operations as a reduction of net sales. Also, in accordance with the guidance, coupon redemption costs are also recognized as reductions of net revenues when issued.
The Company has one customer that accounted for 10% or more of the Company’s net revenues. The weighted percent of net revenues for this customer is presented below by segment:

(% of Net Revenues)	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended Year Ended December 31, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Sweet Baked Goods	19.3%	20.2%	21.0%	24.0%
Other	0.7%	1.4%	—	—
Total	20.0%	21.6%	21.0%	24.0%

Cost of Goods Sold
Cost of goods sold consists of ingredients, packaging, labor, energy, other production costs and warehousing and transportation costs for the distribution of product to customers. The cost of ingredients and packaging represent the majority of the Company’s total costs of products sold. All costs that are incurred at the bakeries are included in cost of goods sold. The Company does not allocate any corporate functions into cost of goods sold.
Advertising and Marketing Costs
Advertising and marketing costs, through both national and regional media, are expensed in the period in which the advertisements are run. These costs totaled $5.2 million for the period November 4 through December 31, 2016 (Successor), and $30.6 million for the period January 1 through November 3, 2016, and $32.0 million, $32.2 million for the years ended December 31, 2015 and 2014 (Predecessor), respectively.

Income Taxes
The Predecessor acquired Superior, a Subchapter C corporation in May 2016. As a result of its form of organization, Superior is subject to income taxes, which are reflected in the Company’s consolidated financial statements. Historically, the Predecessor had not recorded an income tax provision because it was a series of limited liability companies and income was taxed to the ultimate owners based on their proportionate share of the Predecessor’s taxable income. The Company recorded income tax expense (benefit) of $(7.8) million (Successor) and $0.4 million (Predecessor) on pretax book income (loss) of $(16.2) million (Successor) and $60.9 million (Predecessor) for the year ended December 31, 2016. For the Successor period, the rate is higher than the U.S. statutory rate of 35%, primarily due to the reversal of a previously recorded valuation allowance and state and local income taxes. For the Predecessor, the rate is lower than the U.S. federal statutory rate of 35% because the majority of the Company’s income was earned through the limited liability companies, which are considered pass through for tax purposes.
As a result of the Business Combination, Hostess Brands, Inc. acquired a controlling interest in Hostess Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hostess Holdings is not directly subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Hostess Holdings is passed through to and included in the taxable income or loss of its partners, including the Company following the Business Combination, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Hostess Holdings following the Business Combination.
Contingencies
The Company is involved in various lawsuits, claims and proceedings arising in the ordinary course of business. Management records an estimate to accrue for loss contingencies if it believes it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.
See Note 12. Commitments and Contingencies to these consolidated financial statements for related disclosures.
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to improve financial reporting about share-based payment transactions. This guidance simplifies several aspects of the accounting for share-based payment awards to employees including accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has early adopted ASU 2016-09 as of October 1, 2016 and does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2016. The standard allows for either prospective or retrospective transition and early adoption is permitted. The Company has early adopted ASU 2015-17 as of December 31, 2015, however the standard does not have a material impact to the Company’s historical presentation of current and non-current deferred tax assets and liabilities within the Company’s consolidated balance sheet due to the predecessor company being a non-taxable pass-through partnership which had zero net deferred tax assets and liabilities recorded. The early adoption impacted the current and non-current presentation of deferred tax assets and liabilities within the consolidated balance sheet of December 31, 2016, but did not affect the Company’s consolidated statement of operations.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation (Topic 820): Amendments to the Consolidation Analysis.” ASU 2015-2 provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are voting interest entities, or VIEs, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. ASU 2015-2 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. Under the ASU, Hostess Holdings is a variable interest entity of the Company and will therefore be included in the Company’s consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). The standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 eliminates the requirement to retrospectively account for those adjustments. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this pronouncement as of the beginning of 2016 and the adoption of this pronouncement did not impact the Company’s consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted ASU 2015-03 as of the beginning of 2016 and changed the presentation of its debt issuance costs for the term loan notes by reclassifying the amounts from deferred finance charges to long-term debt, net, in the Consolidated Balance Sheets. The Company adopted ASU 2015-03 on a retrospective basis for debt issuance costs related to its term loans.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB decided to delay the effective date of ASU 2014-09 by one year. The new standard is effective for the Company on January 1, 2019. Companies may elect to adopt this application as of the original effective date for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which clarifies the implementation guidance on principal versus agent considerations and also identifies performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Based on the analysis conducted to date, the Company does not believe the impact upon adoption will be material to its consolidated financial statements. The Company plans to adopt the standard in the first quarter of 2019 under the cumulative effect transition method.
The planned adoption dates for all standards not yet implemented are based on the Company’s current classification as an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act (JOBS Act). If this classification changes, we will re-valuate our timeline for implementing these standards.

2.    Business Combinations

On July 5, 2016, Gores Holdings, Company Merger Sub, the Legacy Hostess Equityholders, and AP Hostess LP, in its capacity as the sellers’ representative, entered into the Master Transaction, which provides for, among other things, (i) the mergers of: (A) Hostess Management, with and into Hostess Holdings, with Hostess Holdings, continuing as the surviving entity; (B) Company Merger Sub with and into AP Hostess Holdings, with AP Hostess Holdings continuing as the surviving entity; and (C) immediately thereafter, AP Hostess Holdings with and into the Company, with the Company continuing as the surviving entity; and (ii) the purchase by the Company of certain of the limited partnership interests in Hostess Holdings held by certain of the Selling Legacy Hostess Equityholders. The Business Combination was consummated on November 4, 2016 (the Closing Date).

The following summarizes the estimated fair value of the Business Combination:

(amounts in thousands)
Cash paid	$479,761
Equity consideration paid to Selling Equityholders (1)	239,323
Tax receivable arrangement payable to Selling Equityholders (2)	164,697
Total consideration	$883,781
Hostess Holdings debt assumed by Gores Holdings, Inc	1,228,254
Noncontrolling interest (3)	326,601
Estimated fair value of the Business Combination	$2,438,636

(1)	Equity consideration paid to the Legacy Hostess Equityholders is summarized below:

(In thousands, except share data)
Class A common shares of the Company subject to six month sales restriction	22,098
Fair value per share	$10.83
239,323

(2)
The Tax Receivable Arrangement generally provides for the payment by the Company to the Legacy Hostess Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B Units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the Business Combination; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the Business Combination; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to Legacy Hostess Equityholders in accordance with specified percentages, regardless of the source of the applicable tax attribute.

(3)	Noncontrolling interest represents the class B units in Hostess Holdings, LP not owned by the Company.

(in thousands except share data)
Class B units of Hostess Holdings, LP subject to six month sales restriction	24,424
Fair value per unit	$10.83
264,515

(in thousands except share data)
Class B units of Hostess Holdings, LP not subject to sales restrictions	5,446
Fair value per unit	$11.40
62,086

The fair value of these units was determined as follows:

Per share price based on average market price on the day of the Business Combination	$11.40
Discount for lack of marketability	5.0%
$10.83

The 5% discount for lack of marketability was determined by using an option pricing method (Finnerty Protective Put Model) to reflect a six month sales restriction.

The Company recorded a preliminary allocation of the purchase price to Predecessor’s tangible and identified intangible assets acquired and liabilities assumed, excluding long-term debt, based on their fair values as of the closing date. The preliminary purchase price allocation is as follows (in thousands):

Cash	$58,519
Accounts receivable	58,474
Inventories	39,338
Prepaids and other assets	2,998
Property and equipment	155,076
Accounts payable and accrued expenses	(56,197)
Deferred tax liabilities	(358,891)
Trade name and trademarks (1)	1,408,848
Customer relationships (2)	542,011
Goodwill	588,460
Total assets acquired and liabilities assumed	$2,438,636

(1)
The trade names were valued through application of the income approach, involving the estimation of likely future sales and an appropriate royalty rate. The trade name and trademarks are preliminarily estimated to have indefinite useful lives as the Company expects a market participant would use the trade name and trademarks in perpetuity based on their historical strength and consumer recognition.

(2)
Customer relationships were valued through application of the income approach. Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the existing customer relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. The preliminarily estimated useful lives by operating segment ranging from 18 to 23 years represent the approximate point in the projection period in which a majority of the assets’ cash flows are expected to be realized based on assumed attrition rates.

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of the net assets as of the Closing Date. This allocation is subject to revision as the assessment is based on preliminary information subject to refinement.

From January 1, 2016 through November 3, 2016 (the Predecessor) approximately $31.3 million of expenses were incurred directly related to the Business Combination. From January 1, 2016 through the date of its last filing for the nine month period ending September 30, 2016, Gores Holdings incurred $4.0 million of transaction related expenses. From October 1, 2016 through the Closing Date, Gores Holdings incurred $6.7 million of expenses related to the Business Combination. On the Closing Date, the Company paid $13.1 million of deferred underwriting costs related to Gores Holdings’ initial public offering and repaid a working capital loan of $0.2 million.

The following unaudited pro forma combined financial information presents the Company’s results as though the Business Combination had occurred at January 1, 2015. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Year Ended December 31, 2016	Year Ended December 31, 2015
(In thousands)	(pro forma)	(pro forma)
	(unaudited)	(unaudited)
Net Revenue	$727,586	$620,815
Net Income	$82,442	$44,604

On May 10, 2016, the Predecessor purchased the stock of Superior for $51.1 million, $49.7 million net of cash acquired. The purchase price was subject to working capital and other purchase price adjustments as described in the stock purchase agreement. The Predecessor paid working capital and other purchase price adjustments of $0.1 million during the third quarter of 2016, based on the final closing date working capital amounts, and included this amount as part of the total purchase price. Superior is located in Southbridge, Massachusetts and manufactures eclairs, madeleines, brownies, and iced cookies. The Predecessor acquired Superior to expand its market and product offerings in the ISB section of grocery and club retailers. The In-Store Bakery operation has been included in the Company’s Other reportable segment. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.

The acquisition is being treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price was based on management’s judgment and was a preliminary valuation assessment. Adjustments made during the fourth quarter of 2016 decreased recorded goodwill by approximately $0.4 million and the impact to the Consolidated Statements of Operations was immaterial. The allocation of purchase price is considered final. The following is a summary of the allocation of the purchase price:

May 10, 2016
(In thousands)	(Predecessor)
Cash	$1,009
Accounts receivable	2,122
Inventories	2,300
Prepaids and other current assets	112
Property and equipment (1)	7,075
Intangible assets (2)	29,370
Goodwill (3)	24,227
Accounts payable	(2,920)
Accrued expenses	(552)
Capital lease obligation	(799)
Deferred tax liability	(10,844)
Total assets acquired and liabilities assumed	$51,100

(1)	Amounts recorded for property and equipment includes land, building, plant machinery and equipment.

(2)	Amounts recorded for intangible assets includes customer relationships, trade names and trademarks.

(3)	Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.
The fair value measurement of tangible and intangible assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparables.
From January 1, 2016 through November 3, 2016, the Predecessor incurred acquisition‑related costs for Superior of approximately $0.6 million. For the period from January 1, 2016 through November 3, 2016 (Predecessor) net revenue and net income for Superior was $19.9 million and $0.7 million, respectively. For the period from November 4, 2016 through December 31, 2016 (Successor), net revenue and net loss for Superior was $6.8 million, and $0.1 million, respectively.
The acquisition of Superior was deemed not material to the Company under Item 3-05 of Regulation S-X, and, therefore, separate financial statements are not required because Superior does not meet the definition of a “significant subsidiary”.

3.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	December 31, 2016	December 31, 2015
	(Successor)	(Predecessor)
Land and buildings	$30,275	$27,936
Machinery and equipment	112,221	109,800
Construction in progress	12,334	3,249
	154,830	140,985
Less accumulated depreciation	(1,606)	(12,907)
	$153,224	$128,078

Depreciation expense was $1.6 million (Successor) and $7.6 million (Predecessor) for the year ended December 31, 2016, and $7.8 million for the year ended December 31, 2015.

4.    Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and Other. The Company’s Sweet Baked Goods segment consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, which we launched in April 2015, frozen retail (which consists of deep-fried Twinkies®, launched in August 2016) and “In-Store Bakery,” or “ISB” (which consists of Superior, which we purchased in May 2016, and manufactures and distributes eclairs, madeleines, brownies, and iced cookies in the ISB section of grocery and club retailers
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$101,319	$569,086	$609,895	$554,695
Other	10,679	46,502	10,920	—
Net revenue	$111,998	$615,588	$620,815	$554,695

Depreciation & amortization:
Sweet Baked Goods	$5,245	$9,221	$9,836	$7,113
Other	598	1,044	—	—
Depreciation & amortization	$5,843	$10,265	$9,836	$7,113

Gross profit:
Sweet Baked Goods	$36,524	$252,432	$258,248	$233,932
Other	2,190	14,097	3,955	—
Gross profit	$38,714	$266,529	$262,203	$233,932

Capital expenditures (1):
Sweet Baked Goods	$7,544	$31,254	$27,252	$56,452
Other	83	223	—	—
Capital expenditures	$7,627	$31,477	$27,252	$56,452

(1)	Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets.

Information regarding total assets by reportable segment is as follows:

(In thousands)	December 31, 2016	December 31, 2015
	(Successor)	(Predecessor)
Total segment assets:
Sweet Baked Goods	$2,633,758	$641,201
Other	214,134	2,328
Total segment assets	$2,847,892	$643,529

5.    Goodwill and Intangible Assets
Goodwill and intangible assets at December 31, 2016 (Successor) are based on the preliminary purchase price allocation of Hostess, which is based on preliminary valuations performed to determine the fair value of the acquired assets as of the acquisition date. The amount allocated to goodwill and other intangible assets are subject to final adjustment to reflect the final valuations. These final valuations could have a material impact on goodwill and other intangible assets.
Activity of goodwill is presented below by reportable segment:

(In thousands)	Sweet Baked Goods	Other	Total
(Predecessor)
Balance as of December 31, 2015	$56,992	$—	$56,992
Acquisition of Superior	—	24,227	24,227
Elimination of Predecessor goodwill	(56,992)	(24,227)	(81,219)
Business combination	518,759	69,701	588,460
Balance as of December 31, 2016 (Successor)	$518,759	$69,701	$588,460

Intangible assets consist of the following:

(In thousands)	December 31, 2016	December 31, 2015
	(Successor)	(Predecessor)
Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,848	$254,681
Intangible assets with definite lives (Customer Relationships)	542,011	10,598
Less accumulated amortization (Customer Relationships)	(3,916)	(1,700)
Intangible assets, net	$1,946,943	$263,579

The carrying value of trademarks was $1.4 billion and $254.7 million at December 31, 2016 (Successor) and December 31, 2015 (Predecessor), respectively. The change in the carrying value of the trademarks from the prior year is due to fair value adjustments recorded through the purchase price allocation.
The net carrying value of customer relationships was $538.1 million and $8.9 million at December 31, 2016 (Successor) and December 31, 2015 (Predecessor), respectively.
Amortization expense was $3.9 million (Successor) and $1.2 million (Predecessor) for the periods from November 4, 2016 through December 31, 2016 and from January 1, 2016 through November 3, 2016, respectively, and $0.9 million and $0.6 million (Predecessor) for the years ended December 31, 2015 and 2014, respectively. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 18 to 23 years. The weighted-average amortization periods as of December 31, 2016 (Successor) for customer relationships was 22.5 years. Amortization is estimated as follows (in thousands):

2017	$23,977
2018	23,977
2019	23,977
2020	23,977
2021	23,977
2022 and thereafter	$418,087

6.    Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	December 31, 2016	December 31, 2015
	(Successor)	(Predecessor)
Payroll, vacation and other compensation	$11,489	$4,521
Self-insurance reserves	1,720	1,643
Accrued interest	4,885	11,730
Taxes, management fees, and other	921	1,330
Workers compensation reserve	1,321	1,364
Deferred revenue and litigation	1,320	574
	$21,656	$21,162

7.    Tax Receivable Agreement

The Tax Receivable Agreement entered into by the Company in consideration for the Business Combination is valued based on the future expected payments under the terms of the agreement (see Note 3). Significant inputs used to preliminarily estimate the future expected payments include a tax savings rate of approximately 40% and an imputed interest rate of approximately 8%.

As of December 31, 2016 the future expected payments under the Tax Receivable Arrangement are as follows:

(In thousands)
2017	$—
2018	13,838
2019	9,744
2020	9,475
2021	9,236
Thereafter	$123,091

8. Debt
A summary of the carrying value of the debt and the capital lease obligation is as follows (in thousands):

(In thousands)	December 31, 2016	December 31, 2015
	(Successor)	(Predecessor)
First Lien Term Loan (4.0% as of December 31, 2016)
Principal	$998,750	$922,688
Unamortized debt premium and issuance costs	5,396	(13,817)
	$1,004,146	$908,871

Second Lien Term Loan (8.5% as of December 31, 2015)
Principal	$—	$300,000
Unamortized debt premium and issuance costs	—	(5,954)
	—	294,046

Capital lease obligation (6.8%)	724	$—

Total debt and capital lease obligation	1,004,870	1,202,917

Less: Amounts due within one year	(11,496)	(9,250)
Long-term portion	$993,374	$1,193,667

First and Second Lien Term Loans

A term loan was originated on November 18, 2016 through the Company’s subsidiary, Hostess Brands, LLC (referred to below as the New First Term Loan). It requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 1.00% per annum (LIBOR Floor) plus an applicable margin of 3.0% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2022. The New First Lien Term Loan is secured by substantially all of Hostess Brands’ present and future assets. The interest rate charged to the Company on the New First Lien Term Loan during the Successor period was 4.0% per annum.

The proceeds from the New First Lien Term Loan paid the remaining balance on the First and Second Lien Term Loans (referred to below as the Former First Lien Term Loan and Former Second Lien Term Loan, respectively) previously incurred by Hostess Brands, LLC of $915.7 million and $83.0 million, respectively, through a non-cash refinancing transaction. The Company expensed prepayment penalties of $3.0 million as part of the deleverage and refinancing, in accordance with the contractual terms of Former First and Second Lien Term loans.

Prior to the refinancing, required quarterly payments on the Former First Lien Term included interest at a rate of the greater of the LIBOR Floor plus an applicable margin of 3.50% per annum or the base rate plus an applicable margin of 2.25% or 2.50% per annum, based on the net first lien leverage ratio, and principal at a rate of 0.25% of the aggregate principal amount through August 3, 2022, at which time all remaining principal was due. The interest rate charged to the Company on the Former First Lien Term Loan during the Predecessor period and the first two weeks of the Successor period was 4.5% per annum.

Prior to the refinancing, required quarterly payments on the Former Second Lien Term Loan included interest at a rate of the greater of the LIBOR Floor plus an applicable margin of 7.50% per annum or the base rate plus an applicable margin of 6.50% per annum. The interest rate charged to the Company on the Second Lien Term Loan during the Predecessor period and the first two weeks of the Successor period was 8.5% per annum. The aggregate principal amount was due with a balloon payment on the Second Lien Term Loan maturity date of August 3, 2023.

In connection with the Business Combination, the Company recognized $8.9 million of premiums on the Former First and Former Second Lien Term Loans and subsequently adjusted the premium to $7.7 million due to the refinancing. Discount costs and deferred financing costs of $0.2 million and $2.0 million were capitalized as part of the refinancing. Lender debt discount costs, premium, and deferred financing costs are presented net of the long-term debt balance on the Consolidated Balance Sheets and will be amortized to interest expense utilizing the effective interest method over the term of the debt. Interest expense from the Former First Lien Term Loan debt fee amortization was $1.83 million (Predecessor) and $.04 million (Successor) for the period ended December 31, 2016. For the Second Lien Term Loan and Revolver (as defined below), the amortization was $0.6 million and $0.3 million respectively (Predecessor).

Minimum debt repayments under the New First Lien Term Loan are due as follows:

(In thousands)
2017	$9,988
2018	9,988
2019	9,988
2020	9,988
2021	9,988
2022 and thereafter	$948,813

Revolving Credit Facility
A Revolving Credit Agreement (the “Revolver”) was entered into on August 3, 2015 and provides for borrowings up to $100.0 million. The Revolver has a stated maturity date of August 3, 2020 and is secured by liens on substantially all of Hostess Brands’ present and future assets, including accounts receivable and inventories, as defined in the Revolver. The Revolver is pari passu, or ranked equally, with the New First Lien Term Loan in regards to secured liens. The Revolver has an annual commitment fee on the unused portion of between 0.375% and 0.50% annually based upon the unused percentage.
Interest on borrowings under the Revolver is, at Hostess Brands’ option, either the applicable LIBOR plus a margin of between 2.00% and 2.50% per annum or the base rate plus a margin of 1.00% per annum.
The Company has not borrowed any funds under the Revolver as of December 31, 2016. See Note 12. Commitments and Contingencies for information regarding the letters of credits, which reduce the amount available for borrowing under the Revolver.
Deferred finance charges of $1.8 million (Predecessor) were paid in securing the Revolver and were capitalized as deferred financing charges in the Consolidated Balance Sheet. These debt fees were amortized and recognized as interest expense utilizing the straight-line method over the life of the Revolver until the Business Combination. Interest expense from the Revolver debt fee amortization was $0.3 million (Predecessor) for the ended December 31, 2016, respectively, and $0.1 million for the year ended December 31, 2015.

9. Equity
The Company’s authorized common shares consist of two classes: 200,000,000 shares of Class A common stock and 50,000,000 shares of Class B common stock. As of December 31, 2016, there were 98,250,917 shares of Class A common stock issued and outstanding and 31,704,988 shares of Class B common stock issued and outstanding.
Shares of Class A common stock and Class B common stock have identical voting rights. However, shares of Class B common stock do not participate in earnings or dividends of the Company. Ownership of shares of Class B common stock is restricted to owners of Class B units in Hostess Holdings. Class B units in Hostess Holdings may be exchanged (together with the cancellation of an equivalent number of shares of Class B common stock) by the holders thereof for, at the election of the Company, shares of Class A common stock or the cash equivalent of such shares. From November 4, 2016 through December 31, 2016 (Successor) 661,700 Class B units in Hostess Holdings along with an equivalent amount of shares of Class B common stock were exchanged for 661,700 shares of Class A common stock.
As of December 31, 2016, there were 37,500,000 public warrants and 19,000,000 private placement warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the Business Combination on November 4, 2016 and expire five years after that date, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by our Sponsor or its permitted transferees.
Prior to the Business Combination, Gores Holdings had 46,875,000 shares of common stock issued and outstanding, consisting of 37,500,000 shares originally sold as part as part of the Gores Holdings’ initial public offering (the “IPO”) consummated on June 1, 2015 and 9,375,000 Founder Shares that were issued to the Sponsor prior to the IPO.
All of the 37,500,000 shares of common stock sold as part of the IPO contained a redemption feature which allowed for the redemption of such shares. This redemption provision generally required Gores Holdings to classify these shares outside of permanent equity, at its redemption value of $10 per share. Prior to the Business Combination, 2,168,404 shares were reclassified to equity as shareholders waived their redemption rights. In connection with the Business Combination, no shares were redeemed, the remaining 35,331,596 redeemable shares were reclassified to equity and the 9,375,000 Founder Shares were canceled.

10. Earnings per Share

Basic loss per share is calculated by dividing net loss attributable to the Company’s class A shareholders for the Successor period by the weighted average number of class A common shares outstanding for the period. In computing dilutive loss per share, basic loss per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including stock warrants.

Below are basic and diluted net loss per share for the periods indicated:

	Successor
(In thousands, except share data)	From November 4, 2016 through December 31, 2016
Numerator:
Net loss attributable to Class A shareholders	$(4,404)
Denominator:
Weighted-average Class A shares outstanding - basic	97,791,658	(1)
Net loss per Class A share - basic and diluted	$(0.05)

(1) Excludes the weighted average impact of 2,573,386 shares due to the potential exercise of outstanding warrants because the net effect of their inclusion would be anti-dilutive.

11. Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.
The income tax expense (benefit) consisted of the following:

	2016
(In thousands)	November 4, 2016 through December 31, 2016	January 1, 2016 through November 3, 2016
	(Successor)	(Predecessor)
Current tax expense (benefit)
Federal	$9	$35
State and local	43	12
Total Current	$52	$47

Deferred tax expense (benefit)
Federal	$(6,751)	$343
State and local	(1,063)	49
Total Deferred	$(7,814)	$392
Income tax expense (benefit), net	$(7,762)	$439
The Company was a nontaxable partnership in the Predecessor years ended December 31, 2015 and December 31, 2014. In the Predecessor period January 1, 2016 through November 3, 2016, Superior, a C corporation, was subject to income taxes.

As a result of the Business Combination, the Company acquired a controlling interest in Hostess Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hostess Holdings is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Hostess Holdings is passed through to and included in the taxable income or loss of its partners, including the Company following the Business Combination, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Hostess Holdings following the Business Combination.
The operations of Hostess Holdings include those of its C corporation subsidiaries. These C corporation subsidiaries are subject to U.S. federal, state and local income taxes. The Company’s tax provision includes income taxes for both the pro rata share of Hostess Holdings income or loss passed through to the Company, as well as the income or loss of the Company’s C corporation subsidiaries.
For the periods from November 4 through December 31, 2016 (Successor) and January 1 through November 3, 2016 (Predecessor), the effective income tax rate differs from the federal statutory income tax rate as explained below:

	2016
	November 4, 2016 through December 31, 2016	January 1, 2016 through November 3, 2016
	(Successor)	(Predecessor)
U. S. federal statutory income tax rate	35.0%	35.0%

State and local income taxes, net of federal benefit	4.1	0.1
Income attributable to noncontrolling interest	(8.8)	—
Nontaxable partnerships	—	(34.4)
Valuation allowance	17.2	—
Other/permanent differences	0.3	—
Effective income tax rate	47.8%	0.7%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

	2016	2015
(In thousands)	December 31, 2016	December 31, 2015
	(Successor)	(Predecessor)
Deferred tax assets
Imputed interest	$10,113	$—
Net operating loss carryforwards	9,574	—
Tax credits	2,019	—
Other	1,472	—
Subtotal	$23,178	$—
Valuation allowance	(205)	—
Total deferred tax assets	$22,973	$—

Deferred tax liabilities
Investment in partnership	(363,439)	—
Property and equipment	(1,857)	—
Goodwill and intangible assets	(11,474)	—
Total deferred tax liabilities	$(376,770)	$—

Total deferred tax assets and liabilities	$(353,797)	$—
The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company assesses the recoverability of the deferred tax assets on an ongoing basis. In making this assessment, the Company considers all positive and negative evidence, and all potential sources of taxable income including scheduled reversals of deferred tax liabilities, tax-planning strategies, projected future taxable income and recent financial performance.
Prior to the acquisition of Hostess Holdings, the Company did not have a significant source of taxable income to support the realization of its deferred tax assets and therefore had a full valuation allowance booked on its deferred tax assets. The Company re-evaluated its conclusion on November 4, 2016 due to the acquisition of Hostess Holdings and concluded that the valuation allowance was no longer appropriate.
The Company reversed $2.8 million of valuation allowance in the fourth quarter of 2016. This reversal is reflected as a non-cash income tax benefit recorded in the accompanying consolidated statement of operations. The Company still maintains a valuation allowance of $0.2 million against deferred tax assets for state net operating loss carryforwards attributable to its C corporation subsidiaries.

The Company and its C corporation subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. For federal tax purposes, the Company’s and its C corporation subsidiaries’ 2013 through 2016 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s and its C corporation subsidiaries’ 2013 through 2016 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company or its C corporation subsidiaries utilize any of their U.S. or state loss carryforwards, their carryforward losses, which date back to 2003, would be subject to examination.
At December 31, 2016, the Company and its C corporation subsidiaries had available federal net operating loss carryforwards of approximately $20.8 million and $2.8 million, respectively. These carryforwards expire from 2030 to 2036. Of these NOL carryforwards, $20.8 million and $2.8 million, respectively, are subject to annual limitations due to a change in ownership of the Company and its C corporation subsidiaries as defined in the Internal Revenue Code. The Company and its C corporation subsidiaries also had various state net operating loss carryforwards totaling approximately $25.2 million and $4.2 million, respectively. Of these NOL carryforwards, $25.2 million and $4.2 million, respectively, are subject to an annual limitation due to an ownership change of the Company and its C corporation subsidiaries. Unless utilized, the state carryforwards expire from 2022 to 2036. The Company does not believe that these limitations will prevent it from utilizing its pre-ownership change net operating loss carryforwards. The Company also has state income tax credit carryforwards of $2 million which expire from 2030 to 2031.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits at December 31, 2016, that if recognized, would affect the annual effective tax rate.
Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations. For the fiscal years ended December 31, 2016, 2015 and 2014, we have not recorded any penalties and interest and do not have any accrued balance of penalties and interest.

12.    Commitments and Contingencies
Accruals and the Potential Effect of Litigation
Liabilities related to legal proceedings are recorded when it is probable that a liability has been incurred and the associated amount can be reasonably estimated. Where the estimated amount of loss is within a range of amounts and no amount within the range is a better estimate than any other amount, the minimum amount is accrued.
As additional information becomes available, the potential liabilities related to these matters are reassessed and the estimates revised, if necessary. These accrued liabilities are subject to change in the future based on new developments in each matter, or changes in circumstances, which could have a material effect on the Company’s financial condition and results of operations.
In November 2015, the Company gave notice of termination of its broker agreement with National Frozen Distribution Consultants, LLC (“NFDC”) for cause under the terms of the agreement.  Thereafter, the Company received a demand for arbitration from NFDC claiming damages of approximately $15.0 million plus attorney’s fees and costs for breach of a confidentiality agreement, violation of the Missouri Uniform Trade Secrets Act, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty and seeking a permanent injunction. The Company has filed counterclaims for negligent misrepresentation and unjust enrichment and intends to vigorously defend this action.
From time to time, the Company is subject to various other legal actions, lawsuits, claims and proceedings related to products, employment, environmental regulations, and other matters incidental to its businesses.
Based upon information presently known, the Company does not believe that the ultimate resolution of such matters will have a material effect on the Company’s financial position, although the final resolution of such matters could have a material effect on its results of operations or cash flows in the period of settlement.

Lease Commitments
Operating Leases
In the ordinary course of business, the Company has entered into operating leases for office equipment and bakery equipment. Rental expense under these operating leases through December 31, 2016 is not material.
In February 2016, the Company entered into a lease agreement for a distribution center located in Shorewood, Illinois. The term of the lease is from April 1, 2016 through March 31, 2019.
In October 2014, the Company sold its corporate office located at 1 East Armour Boulevard in Kansas City, Missouri. The transaction was completed as a sale leaseback, resulting in the Company retaining the office space as a tenant of the third party purchaser through at least December 31, 2015 as outlined in the lease agreement. The Company has subsequently extended the lease through December 31, 2019.
In addition, the Company entered into a bond-lease agreement with the Development Authority of Columbus, GA on December 1, 2013, which was amended in December, 2016. The bond-lease transaction required the Company to exchange its property to the taxing jurisdiction for tax-exempt bonds issued in the name of the Company and not to exceed $18 million. As the issuer and holder of the bonds, the Company is not required to make lease payments. On December 16, 2013, the Company received an ad valorem tax agreement from the Columbus, GA Board of Tax Assessors granting tax abatement for the real and personal property located at the Company’s Columbus, GA bakery through 2023.
Rent expense was $0.3 million (Successor) for November 4, 2016 through December 31, 2016 and $1.3 million (Predecessor) for the period January 1, 2016 through November 3, 2016, compared to $0.4 million for the year ended December 31, 2015 (Predecessor) and $0.1 million for the year ended December 31, 2014 (Predecessor).
Future minimum non-cancellable rental payments as of December 31, 2016 are as follows:

(In thousands)
2017	$2,042
2018	2,017
2019	568
2020	—
2021	—
Thereafter	—
Total	$4,627
As of December 31, 2016, all of our operating leases expire by the end of year 2019.

Capital Leases
As a result of the acquisition of Superior on May 10, 2016, the Company recorded a capital lease obligation of $0.8 million for a lease located at Southbridge, Massachusetts. The base term of the lease is through February 2021.
Future minimum lease payments under capital leases were as follows:

(In thousands)
2017	$200
2018	200
2019	200
2020	200
2021	33
Thereafter	—
Total	$833
Contractual Commitments
The Company has entered into various long-term arrangements through advance purchase contracts to lock in prices for certain high-volume raw materials, packaging components and fuel for normal product production requirements. These advance purchase arrangements are contractual agreements and can only be canceled with a termination penalty that is based upon the current market price of the commodity at the time of cancellation. These agreements qualify for the “normal purchase” exception under ASC 815; therefore, the purchases under these contracts are included as a component of cost of goods sold.

Contractual Commitments	Total Committed	Commitments within 1 year	Commitments beyond 1 year
Ingredients	$79.0	$71.0	$8.0
Packaging	$12.0	$9.0	$3.0

Letters of Credit
In April 2016 and April 2013, the Company entered into Letter of Credit arrangements to provide for the issuance of standby letters of credit in the amount of $1.0 million and $1.8 million, respectively. The arrangements support the collateral requirements for insurance. The Letters of Credit are 100% secured through our Revolver.

Product Recall
On June 3, 2016, the Company voluntarily recalled approximately 710,000 cases of snack cakes and donuts as a direct result of the recall by the Company’s supplier, Grain Craft, of certain lots of its flour for undeclared peanut residue. The Company also destroyed approximately 200,000 cases of product within its possession that was produced using Grain Craft flour. The matter was resolved by mutual agreement of the parties and the Company recorded a gain on settlement of $0.8 million to Other income in the Consolidated Statements of Operations for the Predecessor period ended November 3, 2016. As a result, this recall did not result in any expense (not including lost sales during this period of time) for the year ended December 31, 2016, for recall costs related to flour in the Consolidated Statements of Operations.
On January 9, 2017, the Company announced a voluntary recall of certain products because of a recall of the milk powder ingredients used in the confectionary coating due to a concern of Salmonella contamination. See Note 16 for further information.

13.    Related Party Transactions
Prior to the Business Combination, the Company was party to an agreement to employ Mr. Metropoulos as the Executive Chairman. The agreement, dated April 2013, included payment of an annual salary, a performance bonus at the discretion of the board of directors, and expenses related to the use of his personal aircraft. From January 1, 2016 through November 3, 2016 (Predecessor), $3.5 million, was expensed by the Company for this compensation agreement. For the year ended December 31, 2015, the Company expensed $4.3 million. The agreement with Mr. Metropoulos was terminated in connection with the Business Combination.
As part of the Business Combination, the Company agreed to grant future shares of Class A Common Stock to Mr. Metropoulos if certain EBITDA thresholds are met for the year ended December 31, 2017.   The potential grants under this arrangement are between zero and 5.5 million shares.  Based on the nature of the arrangement, the potential grants are considered to be compensation for future services to be provided by Mr. Metropoulos.   As of December 31, 2016, management determined it was not probable that the Company would meet the 2017 EBITDA thresholds.
Also in connection with the Business Combination, the Company entered into an Executive Chairman Employment Agreement with Mr. Metropoulos. Under the terms of this agreement, Mr. Metropoulos was granted 2,496,000 fully vested units of Hostess Holdings and an equivalent number of shares of Class B common stock in the Company as compensation for his continuing service as Executive Chairman. The Company determined the fair value of this compensation as follows:

(In thousands, except share data)
Number of Class B units granted	2,496
Closing price of equivalent shares of Class A common stock on date of grant	$11.40
28,454
Discount for lack of marketability	6%
$26,747

As these units are subject to certain sales restrictions, a discount for lack of marketability was determined by using an option pricing method (Finnerty Protective Put Model).

Also under the terms of this agreement, the Company is obligated to grant additional equity (in the form of either shares of Class A common stock of the Company, or Class B units of Hostess Holdings and equivalent shares Class B common stock of the Company) if certain EBITDA thresholds are met for the year ended 2018. The potential grants range from zero to 2.7 million shares. As of December 31, 2016, Management determined it was not probable that the Company would meet these thresholds.

For periods prior to the Business Combination, related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman. For the Successor Period November 4, 2016 through December 31, 2016, related party expenses consisted of a grant of stock awarded to Mr. Metropoulos under his new employment arrangements. Following the consummation of the Business Combination, the cash expense associated with Mr. Metropoulos’s employment arrangements are estimated to be approximately $0.3 million annually.

The Company entered into a lease agreement in July 2013, with an entity controlled by Mr. Metropoulos to lease a portion of its Dallas, TX office. The rental payments were immaterial to the Company for the ended December 31, 2016, as well as the year ended December 31, 2015.
An entity controlled by Mr. Metropoulos held $90.0 million of the aggregate principal amount outstanding under the Second Lien Term Loan issued in August 2015, which was subsequently paid in full during the November 2016 debt refinancing.
The Company has a trademark license agreement, effective in March 2014, with AGS Capital LLC, an affiliate of Apollo Management, L.P., which uses the Company’s trademarks for gaming machines and internet applications. The income received related to this agreement was immaterial for the year ended December 31, 2016, as well as the year ended December 31, 2015.

14. Unaudited Quarterly Financial Data

Summarized quarterly financial data:

(In thousands)	Successor	Predecessor
	From November 4, 2016 through December 31, 2016	From October 1, 2016 through November 3, 2016	Quarter Ended September 30, 2016	Quarter Ended June 30, 2016	Quarter Ended March 31, 2016
Net revenue	$111,998	$66,831	$196,197	$192,342	$160,218
Operating income	(9,607)	(15,022)	47,661	52,590	37,643
Net income (loss)	(8,485)	(21,084)	33,509	29,465	18,535
Loss) per Class A share:
Basic	$(0.05)
Diluted	$(0.05)

	Year Ended December 31, 2015	Quarter Ended December 31, 2015	Quarter Ended September 30, 2015	Quarter Ended June 30, 2015	Quarter Ended March 31, 2015
Total revenue	$620,815	$147,026	$158,212	$168,887	$146,690
Income from operations	155,908	35,295	31,598	47,487	41,528
Net income (loss)	$88,760	$17,155	$(4,066)	$43,234	$32,437

15.    Subsequent Events
On January 9, 2017, the Company voluntarily recalled its Holiday White Peppermint Twinkies because of a recall by Blommer Chocolate Company of the confectionary coating used on the product. The confectionary coating contained milk powder ingredients recalled by Valley Milk Products, LLC due to a concern of Salmonella contamination. Although it is too early to estimate the total cost of the recall, the Company currently expects these costs to be immaterial and to fully recover such costs from its third-party indemnities.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on November 4, 2016, pursuant to which we acquired the Predecessor. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2016. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2016, we completed the Business Combination and were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
Financial Statements and Financial Statement Schedules

See "Index to Consolidated Financial Statements" in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on March 14, 2017.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ William Toler	President and Chief Executive Officer (principal executive officer)	March 14, 2017
William Toler
/s/ Thomas Peterson	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2017
Thomas Peterson
/s/ C. Dean Metropoulos	Executive Chairman	March 14, 2017
C. Dean Metropoulos
/s/ Andrew Jhawar	Director	March 14, 2017
Andrew Jhawar
/s/ Mark Stone	Director	March 14, 2017
Mark Stone
/s/ Laurence Bodner	Director	March 14, 2017
Laurence Bodner
/s/ Neil P. DeFeo	Director	March 14, 2017
Neil P. DeFeo
/s/ Jerry D. Kaminski	Director	March 14, 2017
Jerry D. Kaminski
/s/ Craig D. Steeneck	Director	March 14, 2017
Craig D. Steeneck

EXHIBIT INDEX

Exhibit No.	Description

2.1*
Master Transaction Agreement, dated as of July 5, 2016, by and among Gores Holdings, Inc., Homer Merger Sub, Inc., AP Hostess Holdings, L.P., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, and AP Hostess Holdings, L.P., in its capacity as the Sellers’ Representative. (1)

3.1	Second Amended and Restated Certificate of Incorporation of Hostess Brands, Inc. (2)

3.2	Amended and Restated Bylaws of Hostess Brands, Inc. (2)

4.1	Specimen Class A Common Stock Certificate. (2)

4.2	Specimen Warrant Certificate. (2)

4.3	Warrant Agreement, dated August 13, 2015, between Gores Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent. (3)

10.1	Promissory Note, dated June 10, 2015, issued to Gores Sponsor LLC. (4)

10.2	Promissory Note, dated August 6, 2015, issued to Gores Sponsor LLC. (5)

10.3	Investment Management Trust Agreement, dated August 13, 2015, between Gores Holdings, Inc. and Continental Stock Transfer & Trust Company, as trustee. (3)

10.4	Amended and Restated Sponsor Warrants Purchase Agreement, dated August 13, 2015, between Gores Holdings, Inc. and Gores Sponsor LLC. (3)

10.5	Contribution Agreement, dated August 13, 2015, between Gores Holdings, Inc. and Gores Sponsor LLC (3).

10.6	Administrative Services Agreement, dated August 13, 2015, between Gores Holdings, Inc. and The Gores Group, LLC. (3)

10.7	Securities Subscription Agreement, dated June 12, 2015, between Gores Holdings, Inc. and Gores Sponsor LLC (4)

10.8	Form of Subscription Agreement, dated July 5, 2016, between Gores Holdings, Inc. and the investors party thereto. (6)

10.9	Subscription Agreement, dated July 5, 2016 by and between Gores Holdings, Inc. and Gores Sponsor LLC. (6)

10.10	Subscription Agreement, dated July 5, 2016 by and between Gores Holdings, Inc. and Canyon Capital Advisors LLC. (6)

10.11	Promissory Note, dated July 27, 2016, issued by Gores Holdings, Inc. to Gores Sponsor LLC. (7)

10.12	Letter Agreement, dated August 10, 2016, between Gores Holdings, Inc. and Gores Sponsor LLC. (8)

10.13	Amended and Restated Insider Letter Agreement, dated August 12, 2016, among Gores Holdings, Inc., its officers and directors, The Gores Group, LLC and Gores Sponsor LLC. (8)

10.14
Exchange Agreement, dated as of November 4, 2016, by and among Gores Holdings, Inc., Hostess Holdings, L.P., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, C. Dean Metropoulos, and such other holders of Class B Units from time to time party thereto. (2)

10.15	Tax Receivable Agreement, dated November 4, 2016, by and among Gores Holdings, Inc., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, AP Hostess Holdings, L.P., and C. Dean Metropoulos. (2)

10.16	Contribution and Purchase Agreement, dated as of November 4, 2016, by and among Gores Holdings, Inc., Hostess CDM Co-Invest, LLC and CDM Hostess Class C, LLC. (2)

10.17
Amended and Restated Registration Rights and Lock-Up Agreement, dated as of November 4, 2016, by and among Hostess Brands, Inc., AP Hostess Holdings, L.P., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, C. Dean Metropoulos, Gores Sponsor LLC, Randy Bort, William Patton and Jeffrey Rea. (2)

10.18	Form of Indemnification Agreement. (2)

10.19	Executive Chairman Employment Agreement, dated as of July 28, 2016, by and among Hostess Brands, LLC, C. Dean Metropoulos, Hostess Holdings, L.P., and Gores Holdings, Inc. (2)

10.20	Executive Chairman Agreement, dated as of July 28, 2016, by and between Gores Holdings, Inc. and C. Dean Metropoulos. (2)

10.21	Letter Agreement, dated as of July 22, 2014, by and between Hostess Brands, LLC and William Toler. (2)

10.22	Letter Agreement, dated as of March 1, 2016, by and between Hostess Brands, LLC and Tom Peterson. (2)

10.23	Hostess Brands, Inc. 2016 Equity Incentive Plan (2)

10.24
Second Lien Credit Agreement, dated as of August 3, 2015, among HB Holdings, LLC, Hostess Brands, LLC, the Lenders Party thereto and Credit Suisse AG, Cayman Islands Branch as Administrative Agent, and the other parties thereto. (2)

10.25
Revolving Credit Agreement, dated as of August 3, 2015, among HB Holdings, LLC, Hostess Brands, LLC, the Lenders Party thereto and Credit Suisse AG, Cayman Islands Branch as Administrative Agent, and the other parties thereto. (2)

10.26
Incremental Assumption and Amendment Agreement to the First Lien Credit Agreement, dated as of November 18, 2016, by and among HB Holdings, LLC, Hostess Brands, LLC, the subsidiary loan parties thereto and Hostess Holdco, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (9)

10.27
Amended and Restated First Lien Credit Agreement, dated as of November 18, 2016, by and among HB Holdings, LLC, Hostess Brands, LLC, Credit Suisse AG, Cayman Islands Branch, as administrative agent and the lenders party thereto. (9)

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.
(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2016 and incorporated herein by reference.
(2) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2016 and incorporated herein by reference.
(3) Filed as an exhibit of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015 and incorporated herein by reference.
(4) Filed as an exhibit to the Company’s Form S-1 filed with the SEC on July 17, 2015 and incorporated herein by reference.
(5) Filed as an exhibit to Amendment No. 2 to the Company’s Form S-1 filed with the SEC on August 10, 2015 and incorporated herein by reference.
(6) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2016 and incorporated herein by reference.
(7) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2016 and incorporated herein by reference.
(8) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference.
(9) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2016 and incorporated herein by reference.