Form 10-Q
period 2017-03-31
Hostess Brands, Inc.
filed 2017-05-09
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S‑T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

Shares of Class A common stock outstanding - 99,285,972 shares at May 5, 2017
Shares of Class B common stock outstanding - 31,104,988 shares at May 5, 2017

HOSTESS BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in thousands, except shares and per share data)

	March 31,	December 31,
ASSETS	2017	2016
	(Successor)	(Successor)
Current assets:
Cash and cash equivalents	$45,675	$26,855
Accounts receivable, net	96,060	89,237
Inventories	32,089	30,444
Prepaids and other current assets	4,846	4,827
Total current assets	178,670	151,363
Property and equipment, net	158,173	153,224
Intangible assets, net	1,941,071	1,946,943
Goodwill	588,460	588,460
Other assets, net	7,784	7,902
Total assets	$2,874,158	$2,847,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and capital lease obligation payable within one year	$11,496	$11,496
Accounts payable	39,299	34,083
Customer trade allowances	36,413	36,691
Accrued expenses and other current liabilities	15,594	21,656
Total current liabilities	102,802	103,926
Long-term debt and capital lease obligation	990,589	993,374
Tax receivable agreement	165,384	165,384
Deferred tax liability	359,252	353,797
Total liabilities	1,618,027	1,616,481
Commitments and Contingencies (Note 13)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 98,685,917 and 98,250,917 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	10	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized 31,704,988 issued and outstanding	3	3
Additional paid in capital	913,345	912,824
Retained earnings (accumulated deficit)	214	(15,618)
Stockholders’ equity	913,572	897,219
Non-controlling interest	342,559	334,192
Total liabilities and stockholders’ equity	$2,874,158	$2,847,892
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, dollars in thousands, except shares and per share data)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Successor)	(Predecessor)
Net revenue	$184,538	$160,217
Cost of goods sold	105,243	89,892
Gross profit	79,295	70,325
Operating costs and expenses:
Advertising and marketing	7,322	7,199
Selling expense	8,112	6,795
General and administrative	13,183	9,638
Amortization of customer relationships	5,872	156
Impairment of property and equipment	—	7,267
Loss on sale/abandonment of property and equipment and bakery shutdown costs	—	180
Business combination transaction costs	—	215
Related party expenses	83	1,235
Total operating costs and expenses	34,572	32,685
Operating income	44,723	37,640
Other expense:
Interest expense, net	9,830	17,849
Other expense	714	1,254
Total other expense	10,544	19,103
Income before income taxes	34,179	18,537
Income tax expense	9,980	—
Net income	24,199	18,537
Less: Net income attributable to the non-controlling interest	8,367	928
Net income attributable to Class A shareholders/partners	$15,832	$17,609

Earnings per Class A share:
Basic	$0.16
Diluted	$0.15
Weighted-average shares outstanding:
Basic	98,250,917
Diluted	104,773,887

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, dollars in thousands, except shares data)

Partners’ Equity (Deficit) Hostess Holdings, LP (Predecessor)
	Class A	Class C	Total Partners’ Equity (Deficit)	Non-controlling Interest
Balance – December 31, 2015	$(276,084)	$(346,046)	$(622,130)	$(37,991)
Distributions to partners	(125)	(180)	(305)	(10)
Unit based compensation	75	75	150	—
Net income	8,805	8,804	17,609	928
Balance – March 31, 2016	$(267,329)	$(337,347)	$(604,676)	$(37,073)

Stockholders’ Equity
Hostess Brands, Inc. (Successor)
	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated losses / Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2016	98,250,917	$10	31,704,988	$3	$912,824	$(15,618)	$897,219	$334,192
Net income	—	—	—	—	—	15,832	15,832	8,367
Share-based compensation	435,000	—	—	—	521	—	521	—
Balance–March 31, 2017	98,685,917	$10	31,704,988	$3	$913,345	$214	$913,572	$342,559

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, dollars in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Successor)	(Predecessor)
Operating activities
Net income	$24,199	$18,537
Depreciation and amortization	9,266	2,677
Impairment of property and equipment	—	7,267
Debt discount (premium) amortization	(248)	830
Stock-based compensation	521	150
Deferred taxes	5,455	—
Change in operating assets and liabilities
Accounts receivable	(6,823)	(12,690)
Inventories	(1,645)	(1,347)
Prepaids and other current assets	(19)	(638)
Accounts payable and accrued expenses	(4,152)	4,790
Customer trade allowances	(278)	(492)
Other	(8)	(75)
Net cash provided by operating activities	26,268	19,009

Investing activities
Purchases of property and equipment	(4,519)	(2,809)
Proceeds from sale of assets	54	—
Acquisition and development of software assets	(446)	(424)
Net cash used in investing activities	(4,911)	(3,233)
Financing activities
Repayments of long-term debt and capital lease obligation	(2,537)	(2,312)
Distributions to partners	—	(305)
Distributions to non-controlling interest	—	(10)
Net cash used in financing activities	(2,537)	(2,627)
Net increase in cash and cash equivalents	18,820	13,149
Cash and cash equivalents at beginning of period	26,855	64,467
Cash and cash equivalents at end of period	$45,675	$77,616

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$14,759	$16,959
Taxes paid	—	—
Supplemental disclosure of non-cash investing:
Purchases of property and equipment funded by accounts payable	$3,325	$3,194
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Description of Business

Hostess Brands, Inc. is a Delaware corporation headquartered in Kansas City, Missouri. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its wholly owned subsidiaries (collectively, the “Company”). The Company is a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods in the United States. The Hostess brand dates to 1919 when the Hostess CupCake was introduced to the public, followed by Twinkies in 1930. In 2013, the Legacy Hostess Equityholders (as defined below) acquired the Hostess brand out of the bankruptcy liquidation proceedings of its prior owners, free and clear of all past liabilities. After a brief hiatus in production, the Company began providing Hostess products to consumers and retailers across the nation in July 2013. Today, the Company produces a variety of new and classic treats under the Hostess® and Dolly Madison® group of brands, including Twinkies®, CupCakes, Ding Dongs®, HoHos®, Donettes® and Fruit Pies.
On November 4, 2016 (the “Closing Date”), in a transaction referred to as the “Business Combination,” Gores Holdings, Inc. acquired a controlling interest in Hostess Holdings, L.P. (“Hostess Holdings”), an entity owned indirectly by C. Dean Metropoulos and certain equity funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”, and together with entities controlled by Mr. Metropoulos, the “Legacy Hostess Equityholders”). Our “Sponsor” refers to Gores Sponsor, LLC, a Delaware limited liability company and the principal stockholder of Gores Holdings, Inc. prior to the Business Combination, and the “The Gores Group” refers to The Gores Group LLC, an affiliate of our Sponsor. In connection with the closing of the Business Combination, Gores Holdings, Inc. changed its name to “Hostess Brands, Inc.” and its trading symbols on NASDAQ from “GRSH,” and “GRSHW,” to “TWNK” and “TWNKW”.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date (referred to as the “Successor”).
On May 10, 2016, the Predecessor purchased the stock of Superior Cake Products, Inc. (“Superior”) located in Southbridge, Massachusetts. Superior manufactures and distributes eclairs, madeleines, brownies, and iced cookies sold in the “In-Store Bakery” section of retailers.
In the Consolidated Statements of Operations, amortization of customer relationships (previously within general and administrative) have been presented separately from general and administrative in the current period presentation, with conforming reclassifications made for the prior period presentation. In the Consolidated Balance Sheets, customer trade allowances (previously netted as an allowance against trade accounts receivable) are presented in current liabilities, with conforming reclassifications made for the prior period presentation.

The Company has two reportable segments: Sweet Baked Goods and Other.

Basis of Presentation
In the opinion of management, the unaudited consolidated financial statements include all adjustments that are of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements for the reported amounts of revenues and expenses during the reporting period. Management utilizes estimates, including, but not limited to, valuation and useful lives of tangible and intangible assets, reserves for trade and promotional allowances, workers’ compensation and self-insured medical claims. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform with current year presentation.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for goods that have been received by the customer. As of March 31, 2017 and December 31, 2016, the Company’s accounts receivable were $96.1 million and $89.2 million, respectively, which have been reduced by allowances for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.2 million and $1.9 million, respectively. In addition, there are customer trade allowances of $36.4 million and $36.7 million as of March 31, 2017 and December 31, 2016, respectively, in current liabilities in the Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost or market on a first-in first-out basis. The Company estimates its costs for ingredients, packaging, direct labor and overhead prior to the beginning of each period for the Company’s expected production costs for its various products.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	March 31, 2017	December 31, 2016
	(Successor)	(Successor)
Ingredients and packaging	$13,855	$12,712
Finished goods	15,363	14,229
Inventory in transit to customers	2,871	3,503
	$32,089	$30,444

Impairment of Property and Equipment
For the three months ended March 31, 2017 (Successor), the Company did not have any impairments. For the three months ended March 31, 2016 (Predecessor), the Company closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities. The Company recorded an impairment loss of $7.3 million, related to equipment that the Company had idled, or which otherwise qualified for impairment. The measurement of this loss was considered to be based on Level 3 inputs within the fair value measurement hierarchy as defined in the accounting guidance.
Software Costs
Included in the caption “Other assets” in the Consolidated Balance Sheets is capitalized software in the amount of approximately $7.3 million and $7.4 million at March 31, 2017 and December 31, 2016, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.6 million and $0.4 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.
Bakery Shutdown Costs
On October 17, 2014 (Predecessor), the Company closed its Schiller Park, Illinois bakery and completed the sale of the bakery in May 2016. For the three months ended March 31, 2016 (Predecessor), the Company incurred $0.2 million in bakery shutdown costs associated with utilities, insurance, maintenance, and taxes related to the assets that were held for sale.
Concentrations
The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

(% of Consolidated Net Revenues)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Successor)	(Predecessor)
Sweet Baked Goods	18.3%	22.0%
Other	0.7%	—
Total	19.0%	22.0%

Advertising Costs
Advertising costs, through both national and regional media, are expensed in the period in which the advertisements are run. These costs totaled $0.8 million and $1.1 million for the three months ended March 31, 2017 (Successor), and 2016 (Predecessor), respectively. These costs are recorded within advertising and marketing expense on the consolidated statement of operations.
New Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-4 (“ASU 2017-4”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-4 eliminates Step 2 from the goodwill impairment test. Step 2 required an entity to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in a business combination. Instead, an entity should perform its goodwill impairment test and recognize an impairment charge by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-4 will become effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company has early adopted ASU 2017-4 as of March 31, 2017 and does not expect the adoption of ASU 2017-4 to have a material impact on its consolidated financial position, results of operations or cash flows. Our goodwill impairment tests have not proceeded to Step 2 in any measurement period.

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
The planned adoption dates for all standards not yet implemented are based on the Company’s current classification as an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act (JOBS Act). If this classification changes, we will reevaluate our timeline for implementing these standards.

2. Stock-Based Compensation

Hostess Brands, Inc. 2016 Equity Incentive Plan (Successor)

The Hostess Brands, Inc. 2016 Equity Incentive Plan (the 2016 Plan) provides for the grant of various equity-based incentive awards to directors of the Company, certain members of Company management, and service providers to the Company. The types of equity-based awards that may be granted under the 2016 Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. There are 7,150,000 registered shares of Class A common stock reserved for issuance under the 2016 Plan. All awards issued under the 2016 Plan may only be settled in shares of Class A common stock.

Restricted Stock Units

During the three months ended March 31, 2017, the following RSUs have been granted under the 2016 Plan:

•	On January 25, 2017, the Company granted 22,732 RSUs to directors of the Company. The units vest on November 4, 2017. These awards only contain service conditions.

•
On March 23, 2017, the Company granted 297,500 RSUs to certain members of management. One-third of the units vest at each of the following dates; January 1, 2018, November 4, 2018, and 2019. Vesting is dependent upon positive earnings per share for the fiscal year ending immediately prior to the vesting date. Management has determined it is probable that these performance conditions will be met.

•
On March 23, 2017, the Company granted 352,680 RSUs to certain members of management. One-third of the units vest at each of the following dates; November 4, 2017, 2018, and 2019. These awards only contain service conditions.

•
On March 23, 2017 the Company granted 688,313 RSUs to certain members of management. The units vest on December 31, 2019. At the end of each of three annual performance periods, ending December 31, 2017, 2018 and 2019, a portion of the units will be banked if the Company achieves certain EBITDA targets. Banked shares continue to be subject to the December 31, 2019 vesting date. Management has determined it is probable that a portion of the EBITDA target will be met for the 2017 annual performance period. Depending on actual performance during each performance period, awardees have the opportunity to bank up to 225% of the granted units.

For the three months ended March 31, 2017 (Successor), $0.3 million of compensation expense related to the RSUs was recognized within general and administrative expenses on the consolidated statement of operations. If the vesting requirements of the RSUs are not satisfied, or the performance conditions are not attained, the award will be forfeited. The fair value of the RSUs was calculated based on the closing market value of the Company’s common stock on the date of grant and management’s assumption that there will be no forfeitures.

The following table summarizes the activity of the Company’s unvested RSUs for the three months ended March 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Granted January 25, 2017	$22,732	$14.72
Granted March 23, 2017	1,338,493	15.78
Total Granted	1,361,225	15.76
Forfeited	—	—
Vested	—	—
Unvested as of March 31, 2017	$1,361,225	$15.76
As of March 31, 2017, there was $20.7 million of total unrecognized compensation cost related to non-vested RSUs granted under the 2016 Plan; that cost is expected to be recognized over the vesting periods as described above.
Restricted Stock Awards
On March 23, 2017, the Company granted 435,000 shares of restricted stock to a Company executive under the 2016 Plan. One-third of the shares vest on each of the following dates: January 1, 2018, November 4, 2018, and 2019. Vesting at each date is dependent upon positive earnings per share for the fiscal year ending immediately prior to the vesting date. Each restricted stock award had a grant date fair value based on the closing price of the Company’s common stock on the grant date and management’s assumption that there will be no forfeitures.
Management has determined that the shares of restricted stock are unvested stock awards as defined by ASC 718. If the vesting requirements of a restricted stock award are not satisfied, or the performance conditions not attained, the award will be forfeited and the shares of Class A common stock subject to the award shall be returned to the Company.
As of March 31, 2017, there was $6.7 million of total unrecognized compensation cost related to the non-vested restricted stock; that cost is expected to be recognized over the vesting periods described above. For the three months ended March 31, 2017 (Successor), the Company recognized expense of $0.2 million related to the restricted stock awards within general and administrative expenses on the consolidated statement of operations.
The following table summarizes the activity of the Company’s restricted stock awards for the three months ended March 31, 2017:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Granted March 23, 2017	435,000	$15.78
Forfeited	—	—
Vested	—	—
Unvested as of March 31, 2017	435,000	$15.78
Stock Options
On March 23, 2017, the Company granted 1,004,050 stock options to certain members of management under the Plan. The stock options vest in four equal installments on November 4, 2017, 2018, 2019 and 2020. The stock options expire on March 22, 2027. If the vesting requirements of a stock option are not satisfied, the stock option will be forfeited.

The grant date fair value of $5.04 per option was estimated using the Black-Scholes option-pricing model (level 3) with the following assumptions:

Three Months Ended March 31, 2017
Expected volatility (1)	27.57%
Expected dividend yield (2)	—%
Expected option term (3)	6.25 years
Risk-free rate (4)	2.13%

(1)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a 6.25 year look back period ending on the grant date.

(2)
As of March 31, 2017, we have not paid any dividends on our common stock. As of the stock option grant date, we did not anticipate paying any dividends on our common stock over the term of the stock options. Option holders have no right to dividends prior to the exercise of the options.

(3)
We utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(4)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant which corresponds to the expected term of the stock options.
As of March 31, 2017, there was $5.1 million of total unrecognized compensation cost related to non-vested stock options outstanding under the 2016 Plan; that cost is expected to be recognized over the vesting periods described above. For the three months ended March 31, 2017 (Successor), there was $8.0 thousand of expense related to the stock options recognized within general and administrative costs on the consolidated statement of operations.
The following table summarizes the activity of the Company’s unvested stock options for the three months ended March 31, 2017 (Successor):

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of January 1, 2017	—	—	—	—
Granted March 23, 2017	1,004,050	6.25	$15.78	$5.04
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of March 31, 2017	1,004,050	6.25	$15.78	$5.04
Exercisable as of March 31, 2017	—	—	—	—

Related Party Stock Awards

See note 13 for information regarding additional equity awards not issued under the 2016 or 2013 Plans.

Hostess Management, LLC Equity Interest Plan (Predecessor)

The Predecessor established a profits interest plan under the 2013 Hostess Management, LLC Equity Incentive Plan (“2013 Plan”) to allow members of the management team to participate in the success of the Predecessor. The 2013 Plan consisted of an approximate 9% ownership interest in the Predecessor’s subsidiary, New Hostess Holdco, LLC. Hostess Management had three classes of units and required certain returns to ranking classes before other classes participated in subsequent returns of Hostess Management.

The Predecessor recognized unit-based compensation expense of $0.2 million for the three months ended March 31, 2016 (Predecessor), within general and administrative expense on the consolidated statement of operations. All outstanding units under the 2013 Plan were redeemed and the 2013 Plan was terminated on November 4, 2016. As of December 31, 2016, there were no outstanding units.

3.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	March 31, 2017	December 31, 2016
	(Successor)	(Successor)
Land and buildings	$30,712	$30,275
Machinery and equipment	114,666	112,221
Construction in progress	17,239	12,334
	162,617	154,830
Less accumulated depreciation	(4,444)	(1,606)
	$158,173	$153,224

Depreciation expense was $2.8 million and $2.1 million for the three months ended March 31, 2017 (Successor), and 2016 (Predecessor), respectively.
4.    Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and Other. The Company’s Sweet Baked Goods segment consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, frozen retail (which consists of deep-fried Twinkies®, launched in August 2016), “In-Store Bakery,” or “ISB” (which includes Superior, which we purchased in May 2016, and manufactures and distributes eclairs, madeleines, brownies, and iced cookies in the ISB section of retailers) and licensing.

The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Successor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$168,432	$154,727
Other	16,106	5,490
Net revenue	$184,538	$160,217

Depreciation and amortization:
Sweet Baked Goods	$8,624	$2,677
Other	642	—
Depreciation and amortization	$9,266	$2,677

Gross profit:
Sweet Baked Goods	$74,876	$68,393
Other	4,419	1,932
Gross profit	$79,295	$70,325

Capital expenditures (1):
Sweet Baked Goods	$7,916	$6,427
Other	374	—
Capital expenditures	$8,290	$6,427

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three months ended March 31, 2017 (Successor) and 2016 (Predecessor).

Total assets by reportable segment is as follows:

(In thousands)	March 31, 2017	December 31, 2016
	(Successor)	(Successor)
Total segment assets:
Sweet Baked Goods	$2,662,118	$2,633,758
Other	212,040	214,134
Total segment assets	$2,874,158	$2,847,892

5.    Goodwill and Intangible Assets
Goodwill and intangible assets as of March 31, 2017 and December 31, 2016 were recognized as part of preliminary purchase price allocation of the Business Combination as of the Closing Date. The amount allocated to goodwill and other intangible assets is subject to final valuation adjustments. These adjustments could have a material impact on goodwill and other intangible assets. For the three months ended March 31, 2017, there were no adjustments to the preliminary purchase price allocation.
Intangible assets consist of the following:

(In thousands)	March 31, 2017	December 31, 2016
	(Successor)	(Successor)
Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,848	$1,408,848
Intangible assets with definite lives (Customer Relationships)	542,011	542,011
Less accumulated amortization (Customer Relationships)	(9,788)	(3,916)
Intangible assets, net	$1,941,071	$1,946,943

Amortization expense was $5.9 million and $0.2 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 18 to 23 years. The weighted-average amortization period as of March 31, 2017 for customer relationships was 22.3 years. Future expected amortization expense is as follows:

(In thousands)
Remainder of 2017	$17,983
2018	23,977
2019	23,977
2020	23,977
2021	23,977
2022 and thereafter	$418,332

6.    Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	March 31, 2017	December 31, 2016
	(Successor)	(Successor)
Annual incentive bonuses	$2,167	$5,997
Payroll, vacation and other compensation	2,874	5,492
Self-insurance reserves	2,065	1,720
Accrued interest	112	4,885
Current income taxes payable	4,527	2
Workers compensation reserve	1,572	1,321
Other	2,277	2,239
	$15,594	$21,656

7. Debt
A summary of the carrying value of the debt and the capital lease obligation is as follows:

(In thousands)	March 31, 2017	December 31, 2016
	(Successor)	(Successor)
First Lien Term Loan (4.0% as of March 31, 2017)
Principal	$996,253	$998,750
Unamortized debt premium and issuance costs	5,146	5,396
	1,001,399	1,004,146
Capital lease obligation (6.8%)	686	724
Total debt and capital lease obligation	1,002,085	1,004,870
Less: Amounts due within one year	(11,496)	(11,496)
Long-term portion	$990,589	$993,374

At March 31, 2017, minimum debt repayments under the First Lien Term Loan are due as follows:

(In thousands)
Remainder of 2017	$7,491
2018	9,988
2019	9,988
2020	9,988
2021	9,988
2022 and thereafter	$948,810

Revolving Credit Facility
The Company had no outstanding borrowings under its Revolving Credit Agreement (the “Revolver”) as of March 31, 2017. See Note 12. Commitments and Contingencies for information regarding the letters of credits, which reduce the amount available for borrowing under the Revolver. Interest expense from the Revolver debt fee amortization was $0.1 million for the three months ended March 31, 2016 (Predecessor).
8. Equity
The Company’s authorized common shares consist of three classes: 200,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 10,000,000 shares of Class F common stock (none of which were issued and outstanding at March 31, 2017 or December 31, 2016). As of March 31, 2017 and December 31, 2016, there were 98,685,917 and 98,250,917 shares of Class A common stock issued and outstanding, respectively. At March 31, 2017 and December 31, 2016 there were 31,704,988 shares of Class B common stock issued and outstanding.
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
As of March 31, 2017 and December 31, 2016, there were 37,500,000 public warrants and 19,000,000 private placement warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable 30 days after the completion of the Business Combination on November 4, 2016 and expire five years after that date, or earlier upon redemption or liquidation. Once the public warrants become exercisable, the Company may call the outstanding warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by our Sponsor or its permitted transferees.

9. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A shareholders for the period by the weighted average number of Class A common shares outstanding for the period excluding non-vested restricted stock awards. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including: public and private placement warrants, RSUs, restricted stock awards, and stock options.

Below are basic and diluted net loss per share for the three months ended March 31, 2017 (Successor):

Numerator:
Net income attributable to Class A shareholders (in thousands)	$15,832
Denominator:
Weighted-average Class A shares outstanding - basic (excluding non-vested restricted stock awards)	98,250,917
Dilutive effect of warrants	6,521,341
Dilutive effect of restricted stock awards and RSUs	1,629
Weighted-average shares outstanding - diluted	104,773,887

Net income per Class A share - basic	$0.16

Net income per Class A share - dilutive	$0.15

The anti-dilutive effect of stock options was excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise was greater than the average market price of the common shares.

10. Income Taxes
The Company is subject to U.S. federal and state and local taxes on its allocable portion of the income of Hostess Holdings, a partnership for U.S. federal and most applicable state and local taxes. As a partnership, Hostess Holdings is not itself subject to U.S. federal and certain state and local income taxes. The operations of Hostess Holdings include those of its C Corporation subsidiaries.
The income tax expense in the accompanying consolidated statement of operations is based on an estimate of the Company’s annualized effective income tax rate. The effective tax rate is estimated at 29.2%. The Company’s effective tax rate differs from the statutory rate primarily due to the portion of net income attributed to the non-controlling interest which represents an ownership interest in a partnership for income tax purposes.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company is in an overall net deferred tax liability position of $359.3 million and $353.8 million as of March 31, 2017 and December 31, 2016, respectively, primarily due to temporary differences in the book basis as compared to the tax basis of its investment in Hostess Holdings.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits at March 31, 2017, that if recognized, would affect the annual effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations.

11.    Tax Receivable Agreement

The tax receivable agreement was entered into by the Company in connection with the Business Combination (the “Tax Receivable Agreement”) and generally provides for the payment by the Company to the Legacy Hostess Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B Units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the Business Combination; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the Business Combination and prior to subsequent exchanges of Class B Units; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to Legacy Hostess Equityholders in accordance with specified percentages, regardless of the source of the applicable tax attribute. Significant inputs used to preliminarily estimate the future expected payments include a tax savings rate of approximately 40%.

As of March 31, 2017 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
Remainder of 2017	$—
2018	13,838
2019	9,744
2020	9,475
2021	9,236
Thereafter	$123,091

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
In the fourth quarter of 2015, the Company gave notice of termination of its broker agreement with National Frozen Distribution Consultants, LLC (“NFDC”) for cause under the terms of the agreement.  Thereafter, the Company received a demand for arbitration from NFDC claiming damages of approximately $15.0 million plus attorney’s fees and costs for breach of a confidentiality agreement, violation of the Missouri Uniform Trade Secrets Act, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty and seeking a permanent injunction. Since that time, NFDC has dropped the Missouri Uniform Trade Secrets Act and breach of fiduciary duty claims and is now seeking damages of approximately $12.0 million plus attorney’s fees and costs. The Company initially filed counterclaims for negligent misrepresentation and unjust enrichment but has since dropped the unjust enrichment claim. The Company continues to vigorously defend this action.

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
Contractual commitments were as follows:

(In millions)	Total Committed	Commitments within 1 year	Commitments beyond 1 year
Ingredients	$83.6	$63.0	$20.6
Packaging	$12.3	$9.9	$2.4
Letters of Credit
In April 2016 and April 2013, the Company entered into Letter of Credit arrangements to provide for the issuance of standby letters of credit in the amount of $1.0 million and $1.8 million, respectively. The arrangements support the collateral requirements for insurance. The Letters of Credit are 100% secured through our Revolver.

13.    Related Party Transactions
Prior to the Business Combination, the Company was party to an agreement to employ Mr. Metropoulos as the Executive Chairman. The agreement, dated April 2013, included payment of an annual salary, a performance bonus at the discretion of the board of directors, and expenses related to the use of his personal aircraft. For the three months ended March 31, 2016 (Predecessor), $1.2 million was expensed by the Company for this compensation agreement. The agreement with Mr. Metropoulos was terminated in connection with the Business Combination.
For periods prior to the Business Combination, related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman. In connection with the Business Combination Mr. Metropoulos became party to new employment arrangements with the Company and its subsidiaries. For the Successor, related party expenses consisted of a grant of Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company awarded to Mr. Metropoulos under such new employment arrangements. Following the consummation of the Business Combination, the expense associated with Mr. Metropoulos’s employment arrangements are estimated to be approximately $0.3 million annually.

As part of the Business Combination, the Company agreed to grant future shares of Class A common stock or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company to an entity owned by Mr. Metropoulos if certain EBITDA thresholds are met for the year ended December 31, 2017.   The potential grants under this arrangement are between zero and 5.5 million shares.  Based on the nature of the arrangement, for U.S. GAAP purposes the potential grants are considered to be compensation for future services to be provided by Mr. Metropoulos. In order to receive 2.75 million shares under this agreement, adjusted EBITDA (as calculated pursuant to the terms of the Master Transaction Agreement entered into in connection with the Business Combination referred to below as “MTA EBITDA”), for the year ended December 31, 2017 must be greater than $240.5 million. If MTA EBITDA is greater than $245.5 million, an additional 2.75 million shares will be awarded. As of March 31, 2017, Management determined it was not probable that the Company would meet the 2017 MTA EBITDA thresholds.
Under the terms of Mr. Metropoulos’ employment agreement, the Company is obligated to grant additional equity (in the form of either shares of Class A common stock of the Company, or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company) to Mr. Metropoulos if MTA EBITDA thresholds are met for the year ended December 31, 2018. The potential grants range from zero to 2.75 million shares. In order to receive 1.375 million shares under this agreement, MTA EBITDA for the year ended December 31, 2018 must be greater than $257.8 million. If MTA EBITDA is greater than $262.8 million, an additional 1.375 million shares will be awarded. As of March 31, 2017, management determined it was not probable that the Company would meet the 2018 MTA EBITDA thresholds.

14.    Subsequent Events
On April 7, 2017, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five year contract. The Company entered into the contract to hedge the variable rate on the First Lien Term Loan.
On April 19, 2017, certain equity holders of the Company sold 23.1 million shares of the Company’s Class A common through an underwritten public offering. The Company paid the expenses, other than underwriting discounts, associated with the sale of shares, but did not receive any proceeds from the sale. In connection with this public offering, 600,000 Class B units of Hostess Holdings and the equivalent shares of Class B common stock of the Company were exchanged for 600,000 shares of Class A common stock (which were sold to the public).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward‑looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified and discussed in Item 1A-Risk Factors in this Quarterly Report on Form 10-Q. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.
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

We have two reportable segments: “Sweet Baked Goods” and “Other”. Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, frozen retail (which consists of deep-fried Twinkies®, launched in August 2016) and “In-Store Bakery,” or “ISB” (which includes Superior, which we purchased in May 2016, and which manufactures and distributes eclairs, madeleines, brownies, and iced cookies in the ISB section of retailers), and licensing.

Hostess® is the second leading brand by market share within the Sweet Baked Goods (“SBG”) category. For the 52-week period ended March 25, 2017 our market share was 17% per Nielsen’s U.S. SBG category data. We have a #1 leading market position within the two largest SBG Segments; Donut Segment and Snack Cake Segment, and have a #2 leading market position in total Sweet Baked Goods, according to Nielsen U.S. total universe for the 52 weeks ended March 25, 2017. The Donut and Snack Cake Segments together account for 49% of the Sweet Baked Goods category’s total dollar sales.

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
Following the Business Combination, Mr. Metropoulos and the Apollo Funds continue as stockholders and Mr. Metropoulos became Executive Chairman of Hostess Brands, Inc. On April 19, 2017, the Apollo Funds completed the public sale of substantially all of their holdings of Class A common stock. Other equityholders also sold shares of Class A common stock through the public sale.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date. For convenience, we have also included under “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations” supplemental pro forma information for the three months ended March 31, 2016 that gives effect to the Business Combination as if such transaction had been consummated on January 1, 2016. References in this Quarterly Report to information provided for 2016 on a pro forma basis refer to such supplemental pro forma financial information.
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

Our revenues are driven by average net price and total volume of products sold. Factors that impact unit pricing and sales volume include product mix, the cost of ingredients, the promotional activities implemented by our Company and our competitors, industry capacity, new product initiatives and quality and consumer preferences. We do not keep a significant backlog of finished goods inventory, as our fresh baked products are promptly shipped to our distribution centers after being produced and then distributed to customers.

Cost of Goods Sold

Cost of goods sold consists of ingredients, packaging, labor, energy, other production costs, warehousing and transportation costs for the distribution of our products to our customers. The cost of ingredients and packaging represent the majority of our total costs of goods sold. All costs that are incurred at the bakeries are included in cost of goods sold. We do not allocate any corporate functions into cost of goods sold.

Our cost of ingredients consists principally of flour, sweeteners, edible oils and cocoa, which are subject to substantial price fluctuations, as is the cost of paper, corrugate, films and plastics used to package our products. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies and worldwide market supply and demand. We also rely on fuel products, such as natural gas, diesel, propane and electricity, to operate our bakeries and produce our products. Fluctuations in the prices of the raw materials or fuel products used in the production, packaging or transportation of our products affect the cost of products sold and our product pricing strategy. We utilize forward buying strategies through short-term and long-term advance purchase contracts to lock in prices for certain high-volume raw materials, packaged components and certain fuel inputs. Through these initiatives, we believe we are able to obtain competitive pricing.

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

Related Party Expenses

For periods prior to the Business Combination, related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman. Following the consummation of the Business Combination, the cash expenses associated with Mr. Metropoulos’s employment arrangements will be approximately $0.1 million quarterly.

Non-Controlling Interest

Subsequent to the Business Combination, Hostess Brands, Inc. consolidated the financial position and results of operations of Hostess Holdings. Mr. Metropoulos and the Metropoulos Entities hold their equity investment in us primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings, (“Class B Units”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Our Class B Stock has voting, but no economic rights, while Hostess Holdings’ Class B Units have economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests, and consolidates Hostess Holdings in the Company’s Consolidated Financial Statements. The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in our Consolidated Financial Statements as a noncontrolling interest.

For periods prior to the Business Combination, Hostess Holdings consolidated the financial position and results of operations of New Hostess Holdco, LLC. The portion of New Hostess Holdco, LLC not owned by Hostess Holdings (which constituted a profits interest plan for management) was recognized as a non-controlling interest in its consolidated financial statements.

Factors Impacting Recent Results

Long-term Debt Refinancing

On November 18, 2016, we refinanced our first and second lien term loans (the “Former First and Second Lien Term Loans”) into one new first lien term loan in the aggregate principal amount of $998.8 million and with a maturity date of August 3, 2022 (the “New First Lien Term Loan”).

Unaudited Statement of Operations
Historical and Pro Forma*

	(Successor)		Historical [i] (Predecessor)			Pro forma
(In thousands, except per share data)	Three Months Ended March 31, 2017	% of Net Revenues	Three Months Ended March 31, 2016	Pro Forma Adjustments		Three Months Ended March 31, 2016	% of Net Revenues
Net revenue	$184,538	100.0%	$160,217	$—		$160,217	100.0%
Cost of goods sold	105,243	57.0	89,892	258	ii	90,150	56.3
Gross profit	$79,295	43.0%	$70,325	$(258)		$70,067	43.7%

Operating costs and expenses:
Advertising and marketing	7,322	4.0	7,199	—		7,199	4.5
Selling expense	8,112	4.4	6,795	—		6,795	4.2
General and administrative	13,183	7.1	9,638	(56)	ii	9,582	6.0
Amortization of customer relationships	5,872	3.2	156	6,033	iii	6,189	3.9
Impairment of property and equipment	—	—	7,267	—		7,267	4.5
Loss on sale/abandonment of property and equipment and bakery shutdown costs	—	—	180	—		180	0.1
Business combination transaction costs	—	—	215	(215)	iv	—	—
Related party expenses	83	—	1,235	—		1,235	0.8
Total operating costs and expenses	$34,572	18.7%	$32,685	$5,762		$38,447	24.0%
Operating income	44,723	24.2	37,640	(6,020)		31,620	19.7
Other expense:
Interest expense, net	9,830	5.3	17,849	(4,624)	v	13,225	8.3
(Gain) loss on debt extinguishment	—	—	—	—		—	—
Other expense	714	0.4	1,254	—		1,254	0.8
Total other expense	$10,544	5.7%	$19,103	$(4,624)		$14,479	9.1%
Income before income taxes	34,179	18.5	18,537	(1,396)		17,141	10.7
Income tax expense	9,980	5.4	—	4,883	vi	4,883	3.0
Net income	24,199	13.1	18,537	(6,279)		12,258	7.7%
Less: Net income attributable to the non-controlling interest	8,367	4.5	928	3,369	vii	4,297	2.7
Net income attributable to Class A shareholders	$15,832	8.6%	$17,609	$(9,648)		$7,961	5.0%

Earnings per Class A share:
Basic	$0.16					$0.08
Diluted	$0.15					$0.08

Weighted-average shares outstanding:
Basic	98,250,917			97,859,217	viii	97,589,217
Diluted	104,773,887			97,589,217	viii	97,589,217

*For comparative purposes, we are presenting a supplemental unaudited pro forma statement of operations for the three months ended March 31, 2016, and we discuss such pro forma results compared to the Successor’s results for the three months ended March 31, 2017 below.
The unaudited pro forma statements of operations for the three months ended March 31, 2016 presents our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred as of January 1, 2016. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.

The Business Combination was accounted for using the acquisition method of accounting. The initial estimated fair values of the acquired assets and assumed liabilities as of the Closing Date, which are based on the consideration paid and our estimates and assumptions, are reflected herein. The total purchase price to acquire Hostess Holdings has been allocated to the assets acquired and assumed liabilities of Hostess Holdings, based upon preliminary estimated fair values at the Closing Date. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed. As of March 31, 2017, we have not completed our review of the estimated fair value of assets acquired and liabilities assumed at the Closing Date.
The unaudited pro forma financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Business Combination occurred on January 1, 2016. The unaudited pro forma financial information also does not project our results of operations for any future period or date. We evaluated the impact of the Superior acquisition on the Company’s financial statements and concluded that the impact was not significant and did not require nor separately warrant the inclusion of pro forma financial results assuming the acquisition of Superior at January 1, 2016 under applicable SEC rules and regulations or under GAAP. The pro forma adjustments give effect to the items identified in the pro forma table above in connection with the Business Combination.

i.	The amounts in these columns represent our Hostess Holdings historical results of operations for the period reflected.

ii.	Represents the adjustment to depreciation expense associated with the allocation of purchase price to property and equipment.

iii.	Represents additional amortization expense associated with the fair value recognized for customer relationships in connection with the Business Combination.

iv.	This adjustment consists primarily of legal and professional fees and other costs associated with the Business Combination.

v.	Represents the reduction in interest expense due to the repayment of Hostess Holdings debt pursuant to the terms of the Business Combination.

vi.	Represents the effective income tax rate of 28.5%, giving effect to the non-controlling interest, a partnership for income tax purposes.

vii.
Represents the elimination of historical income attributable to the non-controlling interest and attributes a portion of the pro forma income to the non-controlling interest created in the Business Combination. Income is allocated to the non-controlling interest based on its pro rata share of the total equity of Hostess Holdings.

viii.
Represents the basic and diluted weighted average number of Class A shares that would have been outstanding had the Business Combination occurred on January 1, 2016. The outstanding warrants were determined not to be dilutive.

Reconciliation of Adjusted EBITDA
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
We define adjusted EBITDA as net income adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization, (iii) income taxes and (iv) as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments set forth below. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, adjusted EBITDA:

•	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

•	does not reflect payments related to income taxes, the tax receivable agreement or distributions to the non-controlling interest to reimburse its tax liability.
.
Our presentation of adjusted EBITDA does not exclude the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as the Chief Executive Officer and/or Executive Chairman. These payments were $0.1 million for the three months ended March 31, 2017 and $1.2 million for the three months ended March 31, 2016. Following completion of the Business Combination, these cash expenses will be approximately $0.1 million quarterly.

Reconciliation of Adjusted EBITDA (Unaudited)

(In thousands)		Three Months Ended March 31, 2017	Pro Forma Three Months Ended March 31, 2016

Net income		$24,199	$12,258
Plus non-GAAP adjustments:
Income tax provision		9,980	4,883
Interest expense, net		9,830	13,225
Depreciation and amortization		9,266	9,065
Share-based compensation	i	521	—
Other expense	ii	714	1,254
Impairment of property and equipment	iii	—	7,267
Loss on sale/abandonment of property and equipment and bakery shutdown costs	iv	—	180
Adjusted EBITDA		$54,510	$48,132

i.	For the three months ended March 31, 2017, we recorded expenses of $0.5 million related to units awarded under the 2016 Hostess Brands, Inc. Equity Incentive Plan.

ii.
For the three months ended March 31, 2017, we recorded expenses of $0.7 million which primarily consisted of legal and professional fees related to a secondary public offering of common stock which occurred in April 2017. For the three months ended March 31, 2016, other expense of $1.3 million consisted of transaction costs attributable to the pursuit of a potential acquisition that has since been abandoned.

iii.
For the pro forma three months ended March 31, 2016, we closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities resulting in a loss of $7.3 million.

iv.
For the three months ended March 31, 2016, we incurred a loss on a sale/abandonment of property and bakery shutdown costs of $0.2 million, primarily due to utilities, insurance, taxes and maintenance expenses related to the Schiller Park, Illinois bakery.

Net Revenue
Net revenue was $184.5 million for the three months ended March 31, 2017, an increase of $24.3 million, or 15.2%, compared to the historical and pro forma net revenue of $160.2 million for the three months ended March 31, 2016. This increase was primarily attributed to $9.7 million of revenue from In-Store Bakery, the initial launch of our 2017 new product initiatives (including Chocolate Cake Twinkies®, Golden Cupcakes, and White Fudge Ding Dongs®, among others), continued growth from our 2016 new product initiatives and increased distribution.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the three months ended March 31, 2017 of $105.2 million represents an increase of $15.4 million or 17.1% from the historical costs of goods sold of $89.9 million for the three months ended March 31, 2016 and an increase of $15.1 million or 16.7% from the pro forma costs of goods sold of $90.2 million for the three months ended March 31, 2016. The increase in the three months ended March 31, 2017 from both historical and pro forma three months ended March 31, 2016 is primarily attributed to the increase in revenue.
Gross profit was $79.3 million for the three months ended March 31, 2017, an increase of $9.0 million , or 12.8%, compared to historical gross profit of $70.3 million for three months ended March 31, 2016 and an increase of $9.2 million, or 13.2% compared to historical gross profit of $70.1 million for the three months ended March 31, 2016. The increase in the three months ended March 31, 2017 from both historical and pro forma three months ended March 31, 2016 is primarily attributed to the increase in revenue.
Gross margin was 43.0% for the three months ended March 31, 2017, compared to historical gross margin of 43.9% for the three months ended March 31, 2016 and 43.7% of pro forma gross margin for the three months ended March 31, 2016. The decrease in margin for three months ended March 31, 2017 from both historical and pro forma gross margin for the three months ended March 31, 2016 is primarily due to product mix which includes our In-Store Bakery segment.
Gross profit for the Sweet Baked Goods segment for the three months ended March 31, 2017 was $74.9 million, or 44.5% of net revenue, compared to gross profit of $68.4 million or 44.2% of net revenue for the historical three months ended March 31, 2016 and $68.1 million, or 44.0% of net revenue, for the pro forma three months ended March 31, 2016. Gross margin increases were due to favorable commodity pricing.
Gross profit for the Other segment for the three months ended March 31, 2017 was $4.4 million, or 27.4% of net revenue, compared to historical and pro forma gross profit of $1.9 million, or 35.2% of net revenue for the three months ended March 31, 2016.
Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses for the three months ended March 31, 2017 of $7.3 million represents an increase of 1.7% over the historical and pro forma advertising and marketing expenses of $7.2 million for the three months ended March 31, 2016.
Selling Expense
Selling expense increased to $8.1 million, or 4.4% of revenue for the three months ended March 31, 2017 from $6.8 million, or 4.2% of revenue on a historical and pro forma basis for the three months ended March 31, 2016 due to the addition of In-Store Bakery operations and increased brokerage costs.
General and Administrative
General and administrative expenses for the three months ended March 31, 2017 of $13.2 million represents an increase of $3.5 million or 36.8% over historical general and administrative expense of $9.6 million for the three months ended March 31, 2016 and an increase of $3.6 million or 37.6% over the pro forma general and administrative expenses of $9.6 million for the three months ended March 31, 2016. The increase of the first quarter 2017 expenses over both the historical and pro forma basis first quarter 2016 expenses is attributed to increased professional service expenses, increased staffing levels to support our growth, and increased non-cash share-based compensation.

Amortization of Customer Relationships
Amortization of customer relationships was $5.9 million for the three months ended March 31, 2017, compared to historical customer relationships amortization of $0.2 million for the three months ended March 31, 2016 and pro forma customer relationships amortization of $6.2 million for the three months ended March 31, 2016. For the first quarter 2016 on a historical basis, amortization expense was based on the valuation of customer relationships acquired from Old Hostess in 2013. The amortization expense for the three months ended March 31, 2017 and the three months ended March 31, 2016 on a pro forma basis reflects the new valuation of the customer relationships acquired through the Business Combination.
Impairment of Property and Equipment
For the three months ended March 31, 2016 on a historical and pro forma basis, we recorded an impairment loss of $7.3 million resulting from the closure of multiple production lines at the Indianapolis, Indiana bakery and the transition of those production lines to other facilities. There was no such activity for the three months ended March 31, 2017.
Loss on Sale/Abandonment of Property and Equipment and Bakery Shutdown Costs
For the three months ended March 31, 2016 on both a historical and pro forma basis, the sale/abandonment of property and equipment and bakery shutdown costs of $0.2 million was attributed to utilities, insurance, taxes, and maintenance expenses related to the closure of our Schiller Park, Illinois bakery. There was no such activity for the three months ended March 31, 2017.
Related Party Expenses
Related party expenses were $0.1 million for the three months ended March 31, 2017 compared to historical and pro forma expenses of $1.2 million for the three months ended March 31, 2016. These expenses represent payments made to Mr. Metropoulos under the terms of his employment arrangements. Following the Business Combination, the expenses associated with Mr. Metropoulos’s employment arrangement are estimated to be $0.3 million annually.
Operating Income
The 18.8% increase in operating income from a historical basis of $37.6 million for the three months ended March 31, 2016 to $44.7 million for the three months ended March 31, 2017 is primarily from the increase in sales in 2017 and the impairment loss of $7.3 million in 2016, offset by additional selling, general and administrative expenses. When considering the additional depreciation and amortization expense resulting from the Business Combination, operating income for the three months ended March 31, 2017 increased $13.1 million or 41.4% on a pro forma basis from the three months ended March 31, 2016.
Interest Expense, net
Our interest expense decreased 44.9% from $17.8 million for the historical three months ended March 31, 2016 to $9.8 million for the three months ended March 31, 2017 primarily from the refinancing of our Second Lien Term Loan in November 2016 which resulted in a lower effective interest rate on our outstanding debt. Additionally, $217 million of principal was repaid as part of the Business Combination. When the interest expense associated with the principal repayment is removed, interest expense for the three months ended March 31, 2017 decreased 25.7% from pro forma interest expense of $13.2 million for the three months ended March 31, 2016, as a result of the lower effective interest rate.
Other Expense
For the three months ended March 31, 2017, the Company recorded other expenses of $0.7 million which primarily consisted of legal and professional fees related to a secondary public offering of common stock which was completed in April 2017. For the three months ended March 31, 2016, historical and pro forma other expense of $1.3 million consisted primarily of professional and legal expenses for a potential acquisition that was subsequently abandoned.
Income Taxes
The income tax expense of $10.0 million for the three months ended March 31, 2017 represents the effective rate of 29.2%, giving effect to the non-controlling interest, a partnership for income tax purposes. The increase of 104.4% or $5.1 million from the pro forma income tax expense of $4.9 million for the three months ended March 31, 2016 is due to increased taxable income in the first quarter of 2017. There was no historical income tax expense for the three months ended March 31, 2016, as the Company was a partnership for income tax purposes prior to the Business Combination.

Adjusted EBITDA
Adjusted EBITDA was $54.5 million for the first quarter of 2017, an increase of $6.4 million, or 13.3%, compared to pro forma adjusted EBITDA of $48.1 million for the pro forma first quarter of 2016. As a percentage of net revenue, adjusted EBITDA was 29.5% for the first quarter of 2017, compared to pro forma adjusted EBITDA of 30.0% of net revenues in the same period last year. The decrease is primarily due to product mix which includes our In-Store Bakery revenue. See “-Reconciliation of Adjusted EBITDA” above.
Segments

We have two reportable segments: “Sweet Baked Goods” and “Other”. Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, which we launched in April 2015, frozen retail (which consists of deep-fried Twinkies®, launched in August 2016) and “In-Store Bakery,” or “ISB” (which consists of Superior, which we purchased in May 2016, and manufactures and distributes eclairs, madeleines, brownies, and iced cookies in the ISB section of retailers), and licensing.
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Unaudited Segment Financial Data
(In thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(Successor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$168,432	$154,727
Other	16,106	5,490
Net revenue	$184,538	$160,217

Gross profit:
Sweet Baked Goods	$74,876	$68,393
Other	4,419	1,932
Gross profit	$79,295	$70,325

Capital expenditures (1):
Sweet Baked Goods	$7,916	$6,427
Other	374	—
Capital expenditures	$8,290	$6,427

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three months ended March 31, 2017 (Successor) and 2016 (Predecessor).

We have one customer that accounted for 10% or more of our net revenue. The weighted percent of net revenues for this customer is presented below by segment:

	Unaudited Segment Data
(% of Consolidated Net Revenues)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Sweet Baked Goods	18.3%	22.0%
Other	0.7%	—
Total	19.0%	22.0%

Seasonality
Sweet baked goods revenues tend to be moderately seasonal, with declines during the early winter period, which we believe are attributable to altered consumption patterns during the holiday season. We expect this trend to continue and continue to be applicable to our business. We strive to mitigate the seasonality by running certain targeted promotional campaigns.

Significant and Subsequent Events
See Note 14 in the Notes to Consolidated Financial Statements in Item 1. Financial Statements.
Acquisition of Superior
On May 10, 2016, we acquired the stock of Superior for $51.0 million, including cash. The purchase price was subject to working capital and other purchase price adjustments as described in the stock purchase agreement. Superior is located in Southbridge, Massachusetts and manufactures eclairs, madeleines, brownies, and iced cookies. We acquired Superior to expand our market and product offerings in the “In-Store Bakery” section of retailers.
Liquidity and Capital Resources
Our primary sources of liquidity are from the cash on the balance sheet, future cash flow generated from operations, and availability under our Revolver (as discussed below). We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, including acquisitions. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
We had working capital, excluding cash, as of March 31, 2017 and December 31, 2016 of $30.2 million and $20.6 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2017, we had approximately $97.2 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2017 were $26.3 million and for the three months ended March 31, 2016 were $19.0 million. The increase in cash flows provided by operating activities between the two periods is due to increased net income.
Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2017 and 2016 were $4.9 million and $3.2 million, respectively. Cash outflows from investing activities include purchases of property and equipment of $4.5 million for the three months ended March 31, 2017 and $2.8 million for the three months ended March 31, 2016.
Our property and equipment capital expenditures primarily consisted of strategic growth initiatives, maintenance and productivity improvements. We expect that our cash outflows for capital expenditures will be approximately $25.0 million to $35.0 million during the remainder of 2017.
Cash Flows from Financing Activities
Cash flows used in financing activities were $2.5 million for the three months ended March 31, 2017 and $2.6 million for the three months ended March 31, 2016. In both periods, financing activities were primarily attributed to the scheduled principal payments on long-term debt.
Long-Term Debt
We had no outstanding borrowings under our Revolving Credit Agreement (the Revolver) as of March 31, 2017.
As of March 31, 2017, $996.3 million aggregate principal amount of New First Lien Term Loans and $2.8 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. See Note 12 -- “Commitments and Contingencies” to the Consolidated Financial Statements in Item 1 for information regarding the letters of credits.
As of March 31, 2017, the Company was in compliance with the covenants under the New First Lien Term Loan and the Revolver.

Commitments and Contingencies
As of March 31, 2017, the Company has commitments and contingencies for tax receivable arrangements, debt, operating leases, and advance purchase commitments. Refer to Note 12--Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 on this Quarterly Report on Form 10-Q:

Contractual Commitments	Total Committed		Commitments within 1 year		Commitments beyond 1 year
(In thousands)
Tax receivable agreement	$165,384		$—		$165,384
New First Term Loan	996,253		9,988		986,265
Interest payments on Term Loan	213,408		39,700		173,708
Corporate office lease (Kansas City, MO)	607		243		364
Corporate office lease (Dallas, TX)	18		18		—
Superior capital lease	686		200		486
Ingredient procurement	83,600	63,000	63,000	83,600	20,600
Packaging procurement	12,300	9,900	9,900	12,300	2,400
	$1,472,256		$123,049		$1,349,207
Tax receivable agreement
The tax receivable agreement entered into in connection with the Business Combination (the “Tax Receivable Agreement”) generally provides for the payment by the Company to the Legacy Hostess Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the Business Combination; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the Business Combination and prior to subsequent exchanges of Class B units; (iii) certain increases in tax basis resulting from exchanges of Class B units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to Legacy Hostess Equityholders in accordance with specified percentages, regardless of the source of the applicable tax attribute. The most significant estimate utilized by management to calculate the corresponding liability is the Company’s future cash tax savings rates, which are projected based on current tax laws and the Company’s historical and projected future tax profile. The amounts recorded in the Consolidated Financial Statements are on an undiscounted basis.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate market risk.
Market risk on variable-rate financial instruments
Our First Lien Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at March 31, 2017 for the outstanding First Lien Term Loan was a LIBOR-based rate of 4.00% per annum. At March 31, 2017, the subsidiary borrower had $97.2 million available for borrowing, net of letters of credit of $2.8 million, under its Revolver. At March 31, 2017, the subsidiary borrower had an aggregate principal balance of $996.3 million outstanding under the First Lien Term Loan. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease. The change in interest expense and earnings before income taxes would be dependent upon the weighted average outstanding borrowings during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable of approximately $2.5 million for the three months ended March 31, 2017.

To manage the risk related to our variable rate debt, on April 7, 2017, we entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five year contract.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the three months covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
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

The information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 12--Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 on this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS
Our risk factors set forth under the “Risk Factors” section of our Annual Report on Form 10-K filed on March 14, 2017. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on May 9, 2017.

HOSTESS BRANDS, INC.

By	/S/ Thomas A. Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement

10.2	Form of Restricted Stock Award Agreement

10.3	Form of Performance Unit Award Agreement

10.4	Form of Stock Option Award Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.