Form 10-Q
period 2017-06-30
Hostess Brands, Inc.
filed 2017-08-08
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

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

Shares of Class A common stock outstanding - 99,992,183 shares at August 4, 2017
Shares of Class B common stock outstanding - 30,398,777 shares at August 4, 2017

HOSTESS BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	June 30,	December 31,
ASSETS	2017	2016
	(Successor)	(Successor)
Current assets:
Cash and cash equivalents	$66,224	$26,855
Accounts receivable, net	100,120	89,237
Inventories	33,797	30,444
Prepaids and other current assets	6,035	4,827
Total current assets	206,176	151,363
Property and equipment, net	162,586	153,224
Intangible assets, net	1,935,076	1,946,943
Goodwill	580,349	588,460
Other assets, net	7,580	7,902
Total assets	$2,891,767	$2,847,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and capital lease obligation payable within one year	$11,357	$11,496
Accounts payable	36,316	34,083
Customer trade allowances	38,018	36,691
Accrued expenses and other current liabilities	15,206	21,656
Total current liabilities	100,897	103,926
Long-term debt and capital lease obligation	989,062	993,374
Tax receivable agreement	173,898	165,384
Deferred tax liability	358,797	353,797
Total liabilities	1,622,654	1,616,481
Commitments and Contingencies (Note 14)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 99,992,183 and 98,250,917 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	10	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 30,398,777 and 31,704,988 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	3
Additional paid in capital	920,109	912,824
Accumulated other comprehensive loss	(304)	—
Retained earnings (accumulated deficit)	19,044	(15,618)
Stockholders’ equity	938,862	897,219
Non-controlling interest	330,251	334,192
Total liabilities and stockholders’ equity	$2,891,767	$2,847,892
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net revenue	$203,178	$192,343	$387,716	$352,560
Cost of goods sold	114,734	105,917	219,976	195,809
Gross profit	88,444	86,426	167,740	156,751
Operating costs and expenses:
Advertising and marketing	8,111	9,949	15,433	17,148
Selling expense	8,700	8,109	16,812	14,904
General and administrative	15,739	11,593	28,921	21,231
Amortization of customer relationships	5,994	156	11,867	312
Business combination transaction costs	—	2,801	—	3,016
Impairment of property and equipment	—	—	—	7,267
Related party expenses	108	1,138	192	2,373
Recall and other costs	—	4,080	—	4,260
Total operating costs and expenses	38,652	37,826	73,225	70,511
Operating income	49,792	48,600	94,515	86,240
Other expense:
Interest expense, net	10,035	17,893	19,865	35,742
Gain on debt modification	(174)	—	(174)	—
Other expense	413	918	1,127	2,172
Total other expense	10,274	18,811	20,818	37,914
Income before income taxes	39,518	29,789	73,697	48,326
Income tax expense	11,311	317	21,291	317
Net income	28,207	29,472	52,406	48,009
Less: Net income attributable to the non-controlling interest	9,377	852	17,744	1,780
Net income attributable to Class A shareholders/partners	$18,830	$28,620	$34,662	$46,229

Earnings per Class A share:
Basic	$0.19		$0.35
Diluted	$0.18		$0.33
Weighted-average shares outstanding:
Basic	98,943,690		98,600,075
Diluted	107,184,341		106,004,898

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income including non-controlling interests	$28,207	$29,472	$52,406	$48,009
Other comprehensive loss:
Unrealized losses on interest rate swap contract designated as a cash flow hedge	(665)	—	(665)	—
Tax benefit	203	—	203	—
Comprehensive income including non-controlling interest	27,745	29,472	51,944	48,009
Less: Other comprehensive loss attributed to non-controlling interest	(158)	—	(158)	—
Less: Net income attributed to non-controlling interest	9,377	852	17,744	1,780
Comprehensive income attributed to class A shareholders/partners	$18,526	$28,620	$34,358	$46,229

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, amounts in thousands, except shares data)

Partners’ Equity (Deficit) Hostess Holdings, LP (Predecessor)
	Class A	Class C	Total Partners’ Equity (Deficit)	Non-controlling Interest
Balance – December 31, 2015	$(276,084)	$(346,046)	$(622,130)	$(37,991)
Distributions to partners	(1,647)	(3,339)	(4,986)	(240)
Unit based compensation	207	206	413	—
Net income	23,115	23,114	46,229	1,780
Balance – June 30, 2016	$(254,409)	$(326,065)	$(580,474)	$(36,451)

Stockholders’ Equity
Hostess Brands, Inc. (Successor)
	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Losses / Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2016	98,250,917	$10	31,704,988	$3	$912,824	$—	$(15,618)	$897,219	$334,192
Comprehensive income	—	—	—	—	—	(304)	34,662	34,358	17,586
Share-based compensation	435,000	—	—	—	4,360	—	—	4,360	—
Exchanges	1,306,211	—	(1,306,211)	—	12,609	—	—	12,609	(12,609)
Distributions	—	—	—	—	—	—	—	—	(8,918)
Exercise of public warrants	55	—	—	—	1	—	—	1	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,845	—	—	—	—	(9,685)	—	—	(9,685)	—
Balance–June 30, 2017	99,992,183	$10	30,398,777	$3	$920,109	$(304)	$19,044	$938,862	$330,251

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
	(Successor)	(Predecessor)
Operating activities
Net income	$52,406	$48,009
Depreciation and amortization	18,854	5,628
Impairment of property and equipment	—	7,267
Debt discount (premium) amortization	(470)	1,659
Non-cash gain on debt modification	(394)	—
Gain on sale of property and equipment	(15)	(341)
Share-based compensation	4,360	413
Deferred taxes	12,505	—
Change in operating assets and liabilities
Accounts receivable	(10,883)	(14,747)
Inventories	(3,353)	(2,784)
Prepaids and other current assets	(140)	(2,315)
Accounts payable and accrued expenses	(6,418)	16,112
Customer trade allowances	1,327	(5,089)
Other	—	381
Net cash provided by operating activities	67,779	54,193

Investing activities
Purchases of property and equipment	(15,101)	(15,664)
Acquisition of Superior	—	(49,941)
Proceeds from sale of assets	54	4,350
Acquisition and development of software assets	(859)	(775)
Net cash used in investing activities	(15,906)	(62,030)

Financing activities
Repayments of long-term debt and capital lease obligation	(2,570)	(4,636)
Debt fees	(1,017)	—
Distributions to partners	—	(4,986)
Distributions to non-controlling interest	(8,918)	(240)
Proceeds from the exercise of warrants	1	—
Net cash used in financing activities	(12,504)	(9,862)
Net increase in cash and cash equivalents	39,369	(17,699)
Cash and cash equivalents at beginning of period	26,855	64,473
Cash and cash equivalents at end of period	$66,224	$46,774

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24,958	$33,892
Taxes paid	$9,930	$—
Supplemental disclosure of non-cash investing:
Purchases of property and equipment funded by accounts payable	$123	$695
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Description of Business

Hostess Brands, Inc. is a Delaware corporation headquartered in Kansas City, Missouri. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its wholly owned subsidiaries (collectively, the “Company”). The Company is a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods in the United States. The Hostess brand dates to 1919 when the Hostess CupCake was introduced to the public, followed by Twinkies in 1930. In 2013, the Legacy Hostess Equityholders (as defined below) acquired the Hostess brand out of the bankruptcy liquidation proceedings of its prior owners, free and clear of all past liabilities. After a brief hiatus in production, the Company began providing Hostess products to consumers and retailers across the nation in July 2013. Today, the Company produces a variety of new and classic treats primarily under the Hostess® and Dolly Madison® group of brands, including Twinkies®, CupCakes, Ding Dongs®, HoHos®, Donettes® and Fruit Pies.
On November 4, 2016 (the “Closing Date”), in a transaction referred to as the “Business Combination,” the Company, then known as Gores Holdings, Inc. acquired a controlling interest in Hostess Holdings, L.P. (“Hostess Holdings”), an entity owned indirectly by C. Dean Metropoulos and certain equity funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”, and together with entities controlled by Mr. Metropoulos, the “Legacy Hostess Equityholders”). Our “Sponsor” refers to Gores Sponsor, LLC, a Delaware limited liability company and the principal stockholder of Gores Holdings, Inc. prior to the Business Combination, and the “The Gores Group” refers to The Gores Group LLC, an affiliate of our Sponsor. In connection with the closing of the Business Combination, Gores Holdings, Inc. changed its name to “Hostess Brands, Inc.” and its trading symbols on NASDAQ from “GRSH,” and “GRSHW,” to “TWNK” and “TWNKW”.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date (referred to as the “Successor”). Unless the context requires otherwise, the “Company” refers to the Predecessor for periods prior to the Business Combination or to the Successor for periods after the Business Combination.
On May 10, 2016, the Company purchased the stock of Superior Cake Products, Inc. (“Superior”) located in Southbridge, Massachusetts. Superior manufactures and distributes eclairs, madeleines, brownies, and iced cookies sold in the “In-Store Bakery” section of retailers.
In the consolidated statements of operations, amortization of customer relationships (previously within general and administrative) has been presented separately from general and administrative in the current period presentation, with conforming reclassifications made for the prior period presentation; recall costs (previously reported in the Predecessor‘s unaudited quarterly financial statements as a reduction of gross margin) have been presented as recall and other expenses along with amounts previously reported as loss on sale of property and equipment and bakery shutdown costs.

In the consolidated balance sheets, customer trade allowances (previously netted as an allowance against trade accounts receivable) are presented in current liabilities, with conforming reclassifications made for the prior period presentation.

The Company has two reportable segments: Sweet Baked Goods and Other.

Basis of Presentation
The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as either Hostess or the Company. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reporting period. Management utilizes estimates, including, but not limited to, valuation and useful lives of tangible and intangible assets, reserves for trade and promotional allowances, workers’ compensation and self-insured medical claims. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform with current year presentation.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for goods that have been received by the customer. As of June 30, 2017 and December 31, 2016, the Company’s accounts receivable were $100.1 million and $89.2 million, respectively, which have been reduced by allowances for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.5 million and $1.9 million, respectively. In addition, there are customer trade allowances of $38.0 million and $36.7 million as of June 30, 2017 and December 31, 2016, respectively, in current liabilities in the Consolidated Balance Sheets.
Inventories
Inventories are stated at the lower of cost or market on a first-in first-out basis. The Company estimates its costs for ingredients, packaging, direct labor and overhead prior to the beginning of each period for the Company’s expected production costs for its various products.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	June 30, 2017	December 31, 2016
	(Successor)	(Successor)
Ingredients and packaging	$14,497	$12,712
Finished goods	16,080	14,229
Inventory in transit to customers	3,220	3,503
	$33,797	$30,444

Impairment of Property and Equipment
For the three and six months ended June 30, 2017 (Successor), the Company did not have any impairments. During the first quarter of 2016 (Predecessor), the Company closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities. The Company recorded an impairment loss of $7.3 million, related to equipment that the Company had idled, or which otherwise qualified for impairment. The measurement of this loss was based on Level 3 inputs within the fair value measurement hierarchy.
Software Costs
Included in the caption “Other assets” in the Consolidated Balance Sheets is capitalized software in the amount of $7.1 million and $7.4 million at June 30, 2017 and December 31, 2016, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.6 million and $1.2 million for the three and six months ended June 30, 2017 (Successor), respectively, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2016 (Predecessor), respectively.
Concentrations
The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended		Six Months Ended
(% of Consolidated Net Revenues)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Sweet Baked Goods	20.1%	21.1%	19.5%	21.5%
Other	0.8%	0.7%	0.7%	0.4%
Total	20.9%	21.8%	20.2%	21.9%

Advertising Costs
Advertising costs, through both national and regional media, are expensed in the period in which the advertisements are run. These costs totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2017 (Successor), and $0.5 million and $1.2 million for the three and six months ended June 30, 2016 (Predecessor), respectively. These costs are recorded within advertising and marketing expense on the consolidated statement of operations.
Derivatives
In April 2017, the Company entered into an interest rate swap contract to mitigate its exposure to changes in the variable interest rate on its long-term debt. This contract was designated as a cash flow hedge. Changes in the fair value of this instrument are recognized in accumulated other comprehensive loss in the consolidated balance sheets and reclassified into earnings in the period in which the hedged transaction affects earnings. Hedging ineffectiveness, if any, is recognized in earnings in the consolidated statements of operations. Payments made under this contract are included in the supplemental disclosure of interest in the consolidated statement of cash flows.
New Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-4 (“ASU 2017-4”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-4 eliminates Step 2 from the goodwill impairment test. Step 2 required an entity to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in a business combination. Instead, an entity should perform its goodwill impairment test and recognize an impairment charge by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-4 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-4 and does not expect the adoption of ASU 2017-4 to have a material impact on its consolidated financial position, results of operations or cash flows. Our goodwill impairment tests have not proceeded to Step 2 in any measurement period.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Companies may elect to adopt this application as of the original effective date for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which clarifies the implementation guidance on principal versus agent considerations and also identifies performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Based on the analysis conducted to date, the Company does not believe the impact upon adoption will be material to its consolidated financial statements. The Company plans to adopt the standard in the first quarter of 2018 under the cumulative effect transition method.
The planned adoption dates for all standards not yet implemented are based on the Company’s assessment that it will lose its status as an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act (JOBS Act), as of December 31, 2017.
2. Business Combination

The purchase price for the Business Combination was allocated to the fair value of the assets acquired and liabilities assumed based on preliminary valuations performed by the Company as of the closing date. As of June 30, 2017, these valuations are still subject to adjustment. During the three and six months ended June 30, 2017 the Company revised its estimate of the future cash tax savings under the tax receivable agreement. This resulted in a $8.1 million decrease in goodwill, a decrease to the tax receivable agreement liability of $3.0 million, a $5.5 million decrease to deferred tax liabilities, and an increase to accrued expenses and other liabilities of $0.4 million.

3. Stock-Based Compensation

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

Restricted Stock Units

During the six months ended June 30, 2017, the following RSUs were granted under the 2016 Plan:

•	22,732 RSUs to directors of the Company. The units vest on November 4, 2017. These awards only contain service conditions.

•
297,500 RSUs to certain members of management. One-third of the units vest at each of the following dates: January 1, 2018, November 4, 2018, and November 4, 2019. Vesting is dependent upon positive earnings per share for the fiscal year ending immediately prior to the vesting date. Management has determined it is probable that these performance conditions will be met.

•	18,116 RSUs to certain members of management. One-third of the units vest at each of the following dates: June 1 of each of 2018, 2019, and 2020. These awards contain no other vesting conditions.

•	372,036 RSUs to certain members of management. One-third of the units vest at each of the following dates; November 4 of each of 2017, 2018 and 2019. These awards contain no other vesting conditions.

•
715,406 RSUs to certain members of management. The units vest on December 31, 2019. At the end of each of three annual performance periods ending December 31, 2017, 2018 and 2019, a portion of the units will be banked if the Company achieves certain EBITDA targets. Banked shares continue to be subject to continued service through the December 31, 2019 vesting date. Management has determined it is probable that a portion of the EBITDA target will be met for the 2017 annual performance period. Depending on actual performance during each performance period, award recipients have the opportunity to receive up to 225% of the granted units.

For the three and six months ended June 30, 2017 (Successor), $1.9 million and $2.2 million of compensation expense related to the RSUs was recognized within general and administrative expenses on the consolidated statement of operations, respectively.

The following table summarizes the activity of the Company’s unvested RSUs for the six months ended June 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2016 (Successor)	—	$—
Total Granted	1,425,790	15.77
Forfeited	(11,623)	15.78
Vested	—	—
Unvested as of June 30, 2017 (Successor)	1,414,167	$15.77
As of June 30, 2017, there was $20.0 million of total unrecognized compensation cost related to non-vested RSUs granted under the 2016 Plan; that cost is expected to be recognized over the vesting periods as described above.
Restricted Stock Awards
On March 23, 2017, the Company granted 435,000 shares of restricted stock to the Company’s Chief Executive Officer under the 2016 Plan. One-third of the shares vest on each of the following dates: January 1, 2018 and November 4 of each of 2018 and 2019. Vesting at each date is also dependent upon positive earnings per share for the fiscal year ending immediately prior to the vesting date. Each restricted stock award had a grant date fair value based on the closing price of the Company’s common stock on the grant date and management’s assumption that there will be no forfeitures.
Management has determined that the shares of restricted stock are unvested stock awards as defined by accounting standards. If the vesting requirements of a restricted stock award are not satisfied, or the performance conditions not attained, the award will be forfeited and the shares of Class A common stock subject to the award shall be returned to the Company.
As of June 30, 2017, there was $5.4 million of total unrecognized compensation cost related to the non-vested restricted stock; that cost is expected to be recognized over the vesting periods described above. For the three and six months ended June 30, 2017 (Successor), the Company recognized expense of $1.3 million and $1.5 million related to the restricted stock awards within general and administrative expenses on the consolidated statement of operations, respectively.

The following table summarizes the activity of the Company’s restricted stock awards for the six months ended June 30, 2017:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2016 (Successor)	—	$—
Granted	435,000	15.78
Forfeited	—	—
Vested	—	—
Unvested as of June 30, 2017 (Successor)	435,000	$15.78
Stock Options
During the six months ended June 30, 2017, the Company granted 1,155,788 stock options to certain members of management under the Plan. The weighted average grant date fair value of $5.03 per option was estimated using the Black-Scholes option-pricing model (level 3) with the following assumptions:

Six Months Ended June 30, 2017
Expected volatility (1)	27.53%
Expected dividend yield (2)	—%
Expected option term (3)	6.25 years
Risk-free rate (4)	2.1%

(1)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period based on the expected term and ending on the grant date.

(2)
As of June 30, 2017, we have not paid any dividends on our common stock. As of the stock option grant date, we did not anticipate paying any dividends on our common stock over the term of the stock options. Option holders have no right to dividends prior to the exercise of the options.

(3)
We utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(4)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant which corresponds to the expected term of the stock options.
The stock options vest in four equal annual installments on varying dates through June 2021. As of June 30, 2017, there was $5.2 million of total unrecognized compensation cost related to non-vested stock options outstanding under the 2016 Plan; that cost is expected to be recognized over the vesting periods. For the three and six months ended June 30, 2017 (Successor), there was $0.6 million and $0.7 million, respectively, of expense related to the stock options recognized within general and administrative costs on the consolidated statement of operations.
The following table summarizes the activity of the Company’s unvested stock options for the six months ended June 30, 2017 (Successor):

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016 (Successor)	—	—	$—	$—
Granted	1,155,788	6.02	15.85	5.03
Exercised	—	—	—	—
Forfeited	(4,999)	6.02	15.85	5.03
Outstanding as of June 30, 2017 (Successor)	1,150,789	6.02	$15.85	$5.03
Exercisable as of June 30, 2017 (Successor)	—	—	—	—

Hostess Management, LLC Equity Interest Plan (Predecessor)

The Company established a profits interest plan under the 2013 Hostess Management, LLC (“Hostess Management”)Equity Incentive Plan (“2013 Plan”) to allow members of the management team to participate in the success of the Company. The 2013 Plan consisted of an approximate 9% ownership interest in the Company’s subsidiary, New Hostess Holdco, LLC. Hostess Management had three classes of units and required certain returns to ranking classes before other classes participated in subsequent returns of Hostess Management.
The Company recognized unit-based compensation expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2016 (Predecessor), within general and administrative expense on the consolidated statement of operations, respectively. All outstanding units under the 2013 Plan were redeemed and the 2013 Plan was terminated on November 4, 2016. As of December 31, 2016, there were no outstanding units.

Related Party Stock Awards

See note 15 for information regarding additional equity awards not issued under the 2016 or 2013 Plans.

4.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	June 30, 2017	December 31, 2016
	(Successor)	(Successor)
Land and buildings	$30,870	$30,275
Machinery and equipment	129,567	112,221
Construction in progress	9,577	12,334
	170,014	154,830
Less accumulated depreciation	(7,428)	(1,606)
	$162,586	$153,224

Depreciation expense was $3.0 million and $5.8 million for the three and six months ended June 30, 2017 (Successor), and $2.2 million and $4.2 million for the three and six months ended June 30, 2016 (Predecessor), respectively.

5.    Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and Other. The Company’s Sweet Baked Goods segment consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, frozen retail (which consists of deep-fried Twinkies®, launched in August 2016), “In-Store Bakery,” or “ISB” (which includes Superior) and licensing.
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$182,746	$179,088	$351,178	$333,815
Other	20,432	13,255	36,538	18,745
Net revenue	$203,178	$192,343	$387,716	$352,560

Depreciation and amortization:
Sweet Baked Goods	$8,573	$2,626	$16,883	$5,303
Other	1,015	325	1,971	325
Depreciation and amortization	$9,588	$2,951	$18,854	$5,628

Gross profit:
Sweet Baked Goods	$82,373	$82,152	$157,250	$150,545
Other	6,071	4,274	10,490	6,206
Gross profit	$88,444	$86,426	$167,740	$156,751

Capital expenditures (1):
Sweet Baked Goods	$7,662	$13,156	$15,645	$17,084
Other	167	50	438	50
Capital expenditures	$7,829	$13,206	$16,083	$17,134

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three and six months ended June 30, 2017 (Successor) and 2016 (Predecessor).

Total assets by reportable segment are as follows:

(In thousands)	June 30, 2017	December 31, 2016
	(Successor)	(Successor)
Total segment assets:
Sweet Baked Goods	$2,676,876	$2,633,758
Other	214,891	214,134
Total segment assets	$2,891,767	$2,847,892

6.    Goodwill and Intangible Assets
Goodwill and intangible assets as of June 30, 2017 and December 31, 2016 were recognized as part of the purchase price allocation of the Business Combination as of the Closing Date. The amount allocated to goodwill and other intangible assets is subject to final valuation adjustments. These adjustments could have a material impact on goodwill and other intangible assets. During the three months ended June 30, 2017, the purchase price allocation for the Business Combination was adjusted, resulting in a $8.1 million decrease to goodwill.
Activity of goodwill is presented below by reportable segment:

(In thousands)	Sweet Baked Goods	Other	Total
Balance as of December 31, 2016 (Successor)	$518,759	$69,701	$588,460
Measurement period adjustment of the Business Combination	(8,111)	—	(8,111)
Balance as of June 30, 2017 (Successor)	$510,648	$69,701	$580,349
Intangible assets consist of the following:

(In thousands)	June 30, 2017	December 31, 2016
	(Successor)	(Successor)
Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,848	$1,408,848
Intangible assets with definite lives (Customer Relationships)	542,011	542,011
Less accumulated amortization (Customer Relationships)	(15,783)	(3,916)
Intangible assets, net	$1,935,076	$1,946,943

Amortization expense was $6.0 million and $11.9 million for the three and six months ended June 30, 2017 (Successor) and $0.2 million and $0.3 million for the three and six months ended June 30, 2016 (Predecessor), respectively. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 18 to 23 years. The weighted-average amortization period as of June 30, 2017 for customer relationships was 22.0 years. Future expected amortization expense is as follows:

(In thousands)
Remainder of 2017	$11,988
2018	23,977
2019	23,977
2020	23,977
2021	23,977
2022 and thereafter	$418,332

7.    Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	June 30, 2017	December 31, 2016
	(Successor)	(Successor)
Annual incentive bonuses	$4,142	$5,997
Payroll, vacation and other compensation	4,731	5,121
Self-insurance reserves	1,730	2,091
Accrued interest	112	4,885
Current income taxes payable	142	2
Workers compensation reserve	1,641	1,321
Interest rate swap contract	665	—
Litigation (Note 14)	2,000	1,100
Other	43	1,139
	$15,206	$21,656

8. Debt
On May 19, 2017, the Company’s subsidiary, Hostess Brands, LLC, and its lenders amended the New First Lien Term Loan (Second Amended First Lien Term Loan). The Second Amended First Lien Term Loan requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum (LIBOR Floor) plus an applicable margin of 2.50% per annum or the base rate plus an applicable margin of 1.50% per annum. The principal is paid quarterly at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2022. The Second Amended First Lien Term Loan is secured by substantially all the Company’s present and future assets through a guarantor agreement. The interest rate charged to the Company on the New First Lien Term Loan from January 1, 2017 through May 18, 2017 was 4.00%. From May 19, 2017 through June 30, 2017, the interest rate charged to the Company on the Second Amended First Lien Term Loan was 3.50%.
A summary of the carrying value of the debt and the capital lease obligation is as follows:

(In thousands)	June 30, 2017	December 31, 2016
	(Successor)	(Successor)
Second Amended First Lien Term Loan (3.5%)
Principal	$996,253	$—
Unamortized debt premium and issuance costs	3,518	—
	999,771	—
New First Lien Term Loan (4.0%)
Principal	—	998,750
Unamortized debt premium and issuance costs	—	5,396
	—	1,004,146
Capital lease obligation (6.8%)	648	724
Total debt and capital lease obligation	1,000,419	1,004,870
Less: Amounts due within one year	(11,357)	(11,496)
Long-term portion	$989,062	$993,374

At June 30, 2017, minimum debt repayments under the Second Amended First Lien Term Loan are due as follows:

(In thousands)
Remainder of 2017	$4,981
2018	9,963
2019	9,963
2020	9,963
2021	9,963
2022 and thereafter	$951,420

Revolving Credit Facility
The Company had no outstanding borrowings under its Revolving Credit Agreement (the “Revolver”) as of June 30, 2017. See Note 14. Commitments and Contingencies for information regarding the letters of credits, which reduce the amount available for borrowing under the Revolver. Interest expense from the Revolver debt fee amortization was $0.1 million and $0.2 million for the three and six months ended June 30, 2016 (predecessor), respectively.
9. Interest Rate Swap

In April 2017, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At June 30, 2017, the effective fixed interest rate on the long-term debt hedged by this contract was 4.28%.
For the six months ended June 30, 2017, no amounts were recorded in the consolidated statements of operations for ineffectiveness and there were no reclassifications from accumulated other comprehensive loss into earnings. As of June 30, 2017, the fair value of the interest rate swap contract of $0.7 million was reported within accrued expenses and other liabilities on the consolidated balance sheet. $2.0 million of unrealized losses recognized in accumulated other comprehensive income as of June 30, 2017 are expected to be reclassified into interest expense through June 30, 2018. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

10. Equity
The Company’s authorized common shares consist of three classes: 200,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 10,000,000 shares of Class F common stock (none of which were issued and outstanding at June 30, 2017 or December 31, 2016). As of June 30, 2017 and December 31, 2016, there were 99,992,183 and 98,250,917 shares of Class A common stock issued and outstanding, respectively. At June 30, 2017 and December 31, 2016 there were 30,398,777 and 31,704,988 shares of Class B common stock issued and outstanding, respectively.
Shares of Class A common stock and Class B common stock have identical voting rights. However, shares of Class B common stock do not participate in earnings or dividends of the Company. Ownership of shares of Class B common stock is restricted to owners of Class B units in Hostess Holdings. Class B units in Hostess Holdings may be exchanged (together with the cancellation of an equivalent number of shares of Class B common stock) by the holders thereof for, at the election of the Company, shares of Class A common stock or the cash equivalent of such shares. During the three and six months ended June 30, 2017, 1,306,211 Class B shares were exchanged for Class A common shares.

As of June 30, 2017 and December 31, 2016, there were 37,499,890 and 37,500,000 public warrants, respectively, and 19,000,000 private placement warrants outstanding. Each warrant entitles its holder to purchase one-half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable on December 4, 2016 (30 days after the completion of the Business Combination on November 4, 2016) and expire on December 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by our Sponsor or its permitted transferees. Subsequent to June 30, 2017, the private placement warrants were registered with the SEC for future potential sales to the public (upon which they will become public warrants). As of June 30, 2017, all private placement warrants were still held by our Sponsor or its permitted transferees.

11. Earnings per Share

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

Below are basic and diluted net income per share:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Successor)	(Successor)
Numerator:
Net income attributable to Class A shareholders (in thousands)	$18,830	$34,662
Denominator:
Weighted-average Class A shares outstanding - basic (excluding non-vested restricted stock awards)	98,943,690	98,600,075
Dilutive effect of warrants	8,144,735	7,371,050
Dilutive effect of restricted stock awards and RSUs	95,916	33,773
Weighted-average shares outstanding - diluted	107,184,341	106,004,898

Net income per Class A share - basic	$0.19	$0.35

Net income per Class A share - dilutive	$0.18	$0.33

For both the three and six months ended June 30, 2017, stock options were excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise was greater than the average market price of the common shares.

12. Income Taxes
The Company is subject to U.S. federal, state and local taxes on its allocable portion of the income of Hostess Holdings, a partnership for U.S. federal and most applicable state and local taxes. As a partnership, Hostess Holdings is itself not subject to U.S. federal and certain state and local income taxes. The operations of Hostess Holdings include those of its C Corporation subsidiaries.
The income tax expense in the accompanying consolidated statement of operations is based on an estimate of the Company’s annual effective income tax rate. The effective tax rate is estimated at 28.9%. The Company’s effective tax rate differs from the statutory rate primarily due to the portion of net income attributed to the non-controlling interest which represents an ownership interest in a partnership for income tax purposes.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company is in an overall net deferred tax liability position of $358.8 million and $353.8 million as of June 30, 2017 and December 31, 2016, respectively, primarily due to temporary differences in the book basis as compared to the tax basis of its investment in Hostess Holdings.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits at June 30, 2017, that if recognized, would affect the annual effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations.

13.    Tax Receivable Agreement

The tax receivable agreement was entered into by the Company in connection with the Business Combination (the “Tax Receivable Agreement”) and generally provides for the payment by the Company to the Legacy Hostess Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B Units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the Business Combination; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the Business Combination and prior to subsequent exchanges of Class B Units; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to Legacy Hostess Equityholders in accordance with specified percentages, regardless of the source of the applicable tax attribute. Significant inputs used to preliminarily estimate the future expected payments include a tax savings rate of approximately 37%.

The following table summarizes activity related to the tax receivable agreement for the six months ended June 30, 2017:

(In thousands)
Balance December 31, 2016 (Successor)	$165,384
Measurement period adjustment of the Business Combination	(3,016)
Balance arising from exchanges of Class B units for Class A shares	11,530
Balance June 30, 2017 (Successor)	$173,898

As of June 30, 2017 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
Remainder of 2017	$—
2018	14,113
2019	10,299
2020	10,023
2021	9,771
Thereafter	$129,692

14.    Commitments and Contingencies
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
In the fourth quarter of 2015, the Company gave notice of termination of its broker agreement with National Frozen Distribution Consultants, LLC (“NFDC”) for cause under the terms of the agreement.  Thereafter, the Company received a demand for arbitration from NFDC claiming damages of approximately $15.0 million plus attorney’s fees and costs for breach of a confidentiality agreement, violation of the Missouri Uniform Trade Secrets Act, breach of contract, breach of the implied covenant of good faith and fair dealing and breach of fiduciary duty and seeking a permanent injunction. Since that time, NFDC has dropped the Missouri Uniform Trade Secrets Act and breach of fiduciary duty claims and is now seeking damages of approximately $10.0 million plus attorney’s fees and costs. The Company initially filed counterclaims for negligent misrepresentation and unjust enrichment but has since dropped the unjust enrichment claim. In July 2017, the arbitration panel awarded damages and costs in the amount of approximately $2.0 million to be paid by the Company to NFDC. A $2.0 million reserve for this payment is included within accrued expenses and other current liabilities on the consolidated balance sheet.
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

Contractual Commitments
The Company is a party to various long-term arrangements through advance purchase contracts to lock in prices for certain high-volume raw materials, packaging components and fuel for normal product production requirements. These advance purchase arrangements are contractual agreements and can only be canceled with a termination penalty that is based upon the current market price of the commodity at the time of cancellation. These agreements qualify for the “normal purchase” exception under accounting standards; therefore, the purchases under these contracts are included as a component of cost of goods sold.
Contractual commitments were as follows:

(In millions)	Total Committed	Commitments within 1 year	Commitments beyond 1 year
Ingredients	$99.8	$83.3	$16.5
Packaging	$28.0	$23.7	$4.3
Letters of Credit
The Company is a party to Letter of Credit arrangements to provide for the issuance of standby letters of credit in the amount of $1.0 million and $1.7 million, respectively. The arrangements support the collateral requirements for insurance. The Letters of Credit are 100% secured through our Revolver.

15.    Related Party Transactions
Prior to the Business Combination, the Company was party to an agreement to employ Mr. Metropoulos as the Executive Chairman. The agreement, dated April 2013, included payment of an annual salary, a performance bonus at the discretion of the board of directors, and expenses related to the use of his personal aircraft. For the three and six months ended June 30, 2016 (Predecessor), $1.2 million and $2.4 million was expensed by the Company for this compensation agreement. The agreement with Mr. Metropoulos was terminated in connection with the Business Combination.
For periods prior to the Business Combination, related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman. In connection with the Business Combination Mr. Metropoulos became party to new employment arrangements with the Company and its subsidiaries. For the Successor, related party expenses consisted of a grant of Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company awarded to Mr. Metropoulos under such new employment arrangements. Following the consummation of the Business Combination, the expense associated with Mr. Metropoulos’s employment arrangements is estimated to be approximately $0.3 million annually.

As part of the Business Combination, the Company agreed to grant shares of Class A common stock or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company to an entity owned by Mr. Metropoulos if certain EBITDA thresholds are met for the year ended December 31, 2017.   The potential grants under this arrangement are between zero and 5.5 million shares.  Based on the nature of the arrangement, for U.S. GAAP purposes the potential grants are considered to be compensation for future services to be provided by Mr. Metropoulos. In order to receive 2.75 million shares under this agreement, adjusted EBITDA, as calculated pursuant to the terms of the Master Transaction Agreement entered into in connection with the Business Combination, (“MTA EBITDA”), for the year ended December 31, 2017 must be greater than $240.5 million. If MTA EBITDA is greater than $245.5 million, an additional 2.75 million shares will be awarded. As of June 30, 2017, management determined it was not probable that the Company would meet the 2017 MTA EBITDA thresholds.

Under the terms of Mr. Metropoulos’ employment agreement, the Company is obligated to grant additional equity (in the form of either shares of Class A common stock of the Company, or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company) to Mr. Metropoulos if MTA EBITDA thresholds are met for the year ended December 31, 2018. The potential grants range from zero to 2.75 million shares. In order to receive 1.375 million shares under this agreement, MTA EBITDA for the year ended December 31, 2018 must be greater than $257.8 million. If MTA EBITDA is greater than $262.8 million, an additional 1.375 million shares will be awarded. As of June 30, 2017, management determined it was not probable that the Company would meet the 2018 MTA EBITDA thresholds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading United States packaged food company focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods virtually coast-to-coast, providing a wide range of snack cakes, donuts, sweet rolls, snack pies and related products. We acquired the Hostess brand and certain strategic assets out of the bankruptcy liquidation proceedings of Old Hostess, its prior owner, free and clear of all past liabilities, in April 2013, and relaunched the brand later that year.

We operate five bakeries and three centralized distribution centers. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to their retail stores and/or distributors.

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

Hostess® is the second leading brand by market share within the Sweet Baked Goods (“SBG”) category. For the 52-week period ended July 15, 2017 our market share was 17.1% per Nielsen’s U.S. SBG category data. We have a #1 leading market position within the two largest SBG Segments; Donut Segment and Snack Cake Segment, and have a #2 leading market position in total Sweet Baked Goods, according to Nielsen U.S. total universe for the 52 weeks ended July 15, 2017. The Donut and Snack Cake Segments together account for 50.4% of the Sweet Baked Goods category’s total dollar sales.

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
Following the Business Combination, Mr. Metropoulos and the Apollo Funds continued as stockholders and Mr. Metropoulos became Executive Chairman of Hostess Brands, Inc. On April 19, 2017, the Apollo Funds completed the public sale of substantially all of their holdings of Class A common stock. Other equityholders also sold shares of Class A common stock through the public sale.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date. For convenience, we have also included supplemental pro forma information for the three and six months ended June 30, 2016 that gives effect to the Business Combination as if such transaction had been consummated on January 1, 2016. References in this Quarterly Report to information provided for 2016 on a pro forma basis refer to such supplemental pro forma financial information.

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

Related Party Expenses

For periods prior to the Business Combination, related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman. Following the consummation of the Business Combination, the cash expenses associated with Mr. Metropoulos’s employment arrangements will be approximately $0.3 million annually.

Non-Controlling Interest

Subsequent to the Business Combination, Hostess Brands, Inc. consolidated the financial position and results of operations of Hostess Holdings. Mr. Metropoulos and the Metropoulos Entities hold their equity investment in us primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings, (“Class B Units”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Our Class B Stock has voting, but no economic rights, while Hostess Holdings’ Class B Units have economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests, and consolidates Hostess Holdings in the Company’s Consolidated Financial Statements. The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in our Consolidated Financial Statements as a non-controlling interest.

For periods prior to the Business Combination, Hostess Holdings consolidated the financial position and results of operations of New Hostess Holdco, LLC. The portion of New Hostess Holdco, LLC not owned by Hostess Holdings (which constituted a profits interest plan for management) was recognized as a non-controlling interest in its consolidated financial statements.

Factors Impacting Recent Results

Long-term Debt Refinancing and Interest Rate Risk Management

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
On May 19, 2017, the New First Lien Term Loan was amended resulting in a 0.5% decrease to the margin applied to our variable rate (the “Second Amended First Lien Term Loan”). The maturity date of August 3, 2022 remained unchanged.
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

Unaudited Statement of Operations
Historical and Pro Forma*

	(Successor)		Historical [i] (Predecessor)			Pro forma
(In thousands, except per share data)	Three Months Ended June 30, 2017	% of Net Revenues	Three Months Ended June 30, 2016	Pro Forma Adjustments		Three Months Ended June 30, 2016	% of Net Revenues
Net revenue	$203,178	100.0%	$192,343	$—		$192,343	100.0%
Cost of goods sold	114,734	56.5	105,917	242	ii	106,159	55.2
Gross profit	88,444	43.5	86,426	(242)		86,184	44.8

Operating costs and expenses:
Advertising and marketing	8,111	4.0	9,949	—		9,949	5.2
Selling expense	8,700	4.3	8,109	—		8,109	4.2
General and administrative	15,739	7.7	11,593	(251)	ii	11,342	5.9
Amortization of customer relationships	5,994	3.0	156	5,979	iii	6,135	3.2
Business combination transaction costs	—	—	2,801	(2,226)	iv	575	0.3
Related party expenses	108	0.1	1,138	—		1,138	0.6
Recall and other costs	—	—	4,080	—		4,080	2.1
Total operating costs and expenses	38,652	19.1	37,826	3,502		41,328	21.5
Operating income	49,792	24.5	48,600	(3,744)		44,856	23.3%
Other expense:
Interest expense, net	10,035	4.9	17,893	(4,624)	v	13,269	6.9
Gain on debt modification	(174)	(0.1)	—	—		—	—
Other expense	413	0.2	918	—		918	0.5
Total other expense	10,274	5.0	18,811	(4,624)		14,187	7.4
Income before income taxes	39,518	19.5%	29,789	880		30,669	15.9%
Income tax expense	11,311	5.6	317	8,425	vi	8,742	4.5
Net income	28,207	13.9	29,472	(7,545)		21,927	11.4
Less: Net income attributable to the non-controlling interest	9,377	4.6	852	6,733	vii	7,585	3.9
Net income attributable to Class A shareholders	$18,830	9.3%	$28,620	$(14,278)		$14,342	7.5%

Earnings per Class A share:
Basic	$0.19					$0.15
Diluted	$0.18					$0.15

Weighted-average shares outstanding:
Basic	98,943,690			97,589,217	viii	97,589,217
Diluted	107,184,341			97,589,217	viii	97,589,217
*For convenience, we have included this supplemental pro forma information for the three and six months ended June 30, 2016 that gives effect to the Business Combination as if such information had been consummated on January 1, 2016.
The unaudited pro forma statements of operations for the three months ended June 30, 2016 presents our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred as of January 1, 2016. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.

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
The unaudited pro forma financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Business Combination occurred on January 1, 2016. The unaudited pro forma financial information also does not project our results of operations for any future period or date. The acquisition of Superior Cake Products, Inc. (“Superior”) occurred in May 2016. The unaudited pro forma consolidated financial information for the three and six months ended June 30, 2016 does not include the results of the Superior acquisition and its related operations prior to the acquisition. We evaluated the impact of the Superior acquisition on the Company’s financial statements and concluded that the impact was not significant nor separately warrant the inclusion of pro forma financial results assuming the acquisition of superior on January 1, 2016 under SEC rules and regulations or under GAAP. The pro forma adjustments give effect to the items identified in the pro forma table above in connection with the Business Combination.

i.
The amounts in these columns represent our Hostess Holdings historical results of operations for the period reflected. Certain amounts previously reported within the 2016 Hostess Holdings quarterly financial statements have been reclassified to conform with the current financial statement presentation.

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

Our presentation of adjusted EBITDA does not exclude the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as the Chief Executive Officer and/or Executive Chairman. These payments were $0.1 million and $0.2 million for the three and six months ended June 30, 2017, and $1.2 million and $2.4 million for the three and six months ended June 30, 2016, respectively. Following completion of the Business Combination, these cash expenses will be approximately $0.3 million annually.

Reconciliation of Adjusted EBITDA (Unaudited)

(In thousands)		Three Months Ended June 30, 2017	Pro Forma Three Months Ended June 30, 2016

Net income		$28,207	$21,927
Plus non-GAAP adjustments:
Income tax provision		11,311	8,742
Interest expense, net		10,035	13,269
Depreciation and amortization		9,588	9,184
Share-based compensation	i.	3,839	—
Recall and other costs	ii.	—	4,080
Other expense	iii.	239	915
Business combination transaction costs	iv.	—	575
Adjusted EBITDA		$63,219	$58,692

i.	For the three months ended June 30, 2017, we recorded expenses of $3.8 million related to shares awarded under the Hostess Brands, Inc. 2016 Equity Incentive Plan.

ii.
For the pro forma three months ended June 30, 2016, we incurred costs associated with a Hostess voluntary recall. The recall loss was recovered during the third quarter of 2016. Other costs include amounts the Company incurred related to loss on sale/abandonment of property and bakery shutdown costs, primarily due to utilities, insurance, taxes and maintenance expenses related to the Schiller Park, Illinois bakery, as well as losses related to equipment that we no longer intended to use or had idled.

iii.
For the pro forma three months ended June 30, 2016, other expense primarily consisted of professional fees attributable to the pursuit of a potential acquisition that has since been abandoned, and other special projects. For the three and six months ended June 30, 2017, other expense primarily included professional fees incurred related to the secondary public offering of common stock and the registration of certain privately held warrants offset by a gain recognized related to the modification of our long-term debt.

iv.	For the three months ended June 30, 2016, business combination transaction costs consisted of professional and legal costs for the acquisition of Superior.

Net Revenue
Net revenue was $203.2 million for the three months ended June 30, 2017, an increase of $10.8 million, or 5.6%, compared to the historical and pro forma net revenue of $192.3 million for the three months ended June 30, 2016. The increase was primarily due to our continued growth from 2017 new product initiatives, including Chocolate Cake Twinkies®, Golden Cupcakes, and White Fudge Ding Dongs®, among others along with growth from our white space opportunities, led by the Company’s In-Store Bakery (which contributed $4.7 million of growth due to the acquisition of Superior and In-Store Bakery product innovation), Food Service and International channels. These amounts were partially offset by declines in our prior year innovations and discontinued items.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the three months ended June 30, 2017 of $114.7 million represents an increase of $8.8 million or 8.3% from the historical costs of goods sold of $105.9 million for the three months ended June 30, 2016 and an increase of $8.6 million or 8.1% from the pro forma costs of goods sold of $106.2 million for the three months ended June 30, 2016. The increase in the three months ended June 30, 2017 from both historical and pro forma three months ended June 30, 2016 is primarily attributed to the increase in revenue.
Gross profit was $88.4 million for the three months ended June 30, 2017, an increase of $2.0 million, or 2.3%, compared to historical gross profit of $86.4 million for three months ended June 30, 2016 and an increase of $2.3 million, or 2.7% compared to pro forma gross profit of $86.2 million for the three months ended June 30, 2016. The increase in the three months ended June 30, 2017 from both historical and pro forma three months ended June 30, 2016 is primarily attributed to the increase in revenue.
Gross margin was 43.5% for the three months ended June 30, 2017, compared to historical gross margin of 44.9% for the three months ended June 30, 2016 and 44.8% of pro forma gross margin for the three months ended June 30, 2016. The decrease in margin for the three months ended June 30, 2017 from both historical and pro forma gross margin for the three months ended June 30, 2016 is primarily due to a shift in product mix to include a full quarter of our In-Store Bakery operations and growth in multi-pack and club-pack product sales as a percentage of total growth.
Gross profit for the Sweet Baked Goods segment for the three months ended June 30, 2017 was $82.4 million, or 45.1% of net revenue, compared to gross profit of $82.2 million or 45.9% of net revenue for the historical three months ended June 30, 2016. Gross margin decreased due to larger growth in multi-pack and club-pack product sales as a percentage of total sales growth.
Gross profit for the Other segment for the three months ended June 30, 2017 was $6.1 million, or 29.7% of net revenue,compared to historical gross profit of $4.3 million, or 32.2% of net revenue for the three months ended June 30, 2016. The decrease in margin was attributed to increased In-Store Bakery sales.

Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses for the three months ended June 30, 2017 of $8.1 million represents a decrease of 18.5% over the historical and pro forma advertising and marketing expenses of $9.9 million for the three months ended June 30, 2016 as a result of reduced permanent wire display deployment during the quarter.
Selling Expense
Selling expense increased to $8.7 million, or 4.3% of revenue for the three months ended June 30, 2017 from $8.1 million, or 4.2% of revenue on a historical and pro forma basis for the three months ended June 30, 2016 due an adjustment to our bad debt reserve.

General and Administrative
General and administrative expenses for the three months ended June 30, 2017 of $15.7 million represent an increase of $4.1 million or 35.8% over historical general and administrative expense of $11.6 million for the three months ended June 30, 2016 and an increase of $4.4 million or 38.8% over the pro forma general and administrative expenses of $11.3 million for the three months ended June 30, 2016. The increase of the second quarter 2017 expenses over both the historical and pro forma basis second quarter 2016 expenses is attributed to increased non-cash share-based compensation and increased professional fees relating to public company compliance. During the three months ended June 30, 2017 and June 30, 2016 general and administrative expenses included $1.0 million and $1.1 million, respectively, of settlement costs and professional fees related to a specific litigation matter. We consider the matter to be closed and do not expect any further significant costs.
Amortization of Customer Relationships
Amortization of customer relationships was $6.0 million for the three months ended June 30, 2017, compared to historical customer relationships amortization of $0.2 million for the three months ended June 30, 2016 and pro forma customer relationships amortization of $6.1 million for the three months ended June 30, 2016. For the second quarter 2016 on a historical basis, amortization expense was based on the valuation of customer relationships acquired from Old Hostess in 2013. The amortization expense for the three months ended June 30, 2017 and the three months ended June 30, 2016 on a pro forma basis reflects the new valuation of the customer relationships acquired through the Business Combination.
Related Party Expenses
Related party expenses were $0.1 million for the three months ended June 30, 2017 compared to historical and pro forma expenses of $1.1 million for the three months ended June 30, 2016. These expenses represent payments made to Mr. Metropoulos under the terms of his employment arrangements. Following the Business Combination, the expenses associated with Mr. Metropoulos’s employment arrangement are estimated to be $0.3 million annually.
Recall and Other Costs
On June 3, 2016, we voluntarily recalled approximately 710,000 cases of snack cakes and donuts as a direct result of the recall by our supplier, Grain Craft, of certain lots of its flour for undeclared peanut residue. We also destroyed approximately 200,000 cases of product within our possession that was produced using Grain Craft flour. This resulted in a loss of $4.0 million for the three months ended June 30, 2016, which was subsequently recovered in the third quarter of 2016. Other costs, on both a historical and pro forma basis, are attributed to utilities, insurance, taxes, and maintenance expenses related to the closure of our Schiller Park, Illinois bakery. There was no such activity for the three months ended June 30, 2017.
Operating Income
The 2.5% decrease in operating income from a historical basis of $48.6 million for the three months ended June 30, 2016 to $49.8 million for the three months ended June 30, 2017 is primarily from the increase in selling, general and administrative expenses. When considering the additional depreciation and amortization expense resulting from the Business Combination, operating income for the three months ended June 30, 2017 increased $4.9 million or 11.0% on a pro forma basis from the three months ended June 30, 2016.
Interest Expense, net
Our interest expense decreased 43.9% from $17.9 million for the historical three months ended June 30, 2016 to $10.0 million for the three months ended June 30, 2017 primarily from the refinancing of our Second Lien Term Loan in November 2016 and amendment of our First Lien Term Loan in May 2017. In both cases, the effective interest rate on our outstanding debt was decreased. Additionally, $217 million of principal was repaid as part of the Business Combination. This was offset by the additional interest expense related to our interest rate swap contract, which was effective in May 2017. Excluding expense associated with the principal repayment, interest expense for the three months ended June 30, 2017 decreased 24.4% from pro forma interest expense of $13.3 million for the three months ended June 30, 2016, as a result of the lower effective interest rate offset by the interest rate swap settlement.

Other Expense
For the three months ended June 30, 2017, we recorded other expenses of $0.4 million which primarily consisted of legal and professional fees related to a secondary public offering of common stock which was completed in April 2017 and the registration of certain privately held warrants which was completed in June 2017. For the three months ended June 30, 2016, historical and pro forma other expense of $0.9 million was attributed to professional fees incurred in the pursuit of a potential acquisition that was subsequently abandoned, and other special projects.
Income Taxes
The income tax expense of $11.3 million for the three months ended June 30, 2017 represents the effective rate of 28.6%, giving effect to the non-controlling interest, a partnership for income tax purposes. The increase of 29.4% or $2.6 million from the pro forma income tax expense of $8.7 million for the three months ended June 30, 2016 is due to increased taxable income in the second quarter of 2017. Historical income tax expense for the three months ended June 30, 2016, was $0.3 million as the Company was a partnership for income tax purposes prior to the Business Combination, with the exception of income attributed to Superior, which is taxed as a corporation.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2017, was $63.2 million, an increase of $4.5 million, or 7.7%, compared to pro forma adjusted EBITDA of $58.7 million for the three months ended June 30, 2016. As a percentage of net revenue, adjusted EBITDA was 31.1% for the three months ended June 30, 2017, compared to pro forma adjusted EBITDA of 30.5% of net revenues for the three months ended June 30, 2016.
Segments

We have two reportable segments: “Sweet Baked Goods” and “Other.” Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, which we launched in April 2015, frozen retail (which consists of deep-fried Twinkies®, launched in August 2016) and “In-Store Bakery,” or “ISB” (which consists of Superior, which we purchased in May 2016, and manufactures and distributes eclairs, madeleines, brownies, and iced cookies in the ISB section of retailers), and licensing.
We evaluate performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Unaudited Segment Financial Data
(In thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	(Successor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$182,746	$179,088
Other	20,432	13,255
Net revenue	$203,178	$192,343

Gross profit:
Sweet Baked Goods	$82,373	$82,152
Other	6,071	4,274
Gross profit	$88,444	$86,426

Capital expenditures (1):
Sweet Baked Goods	$7,662	$13,156
Other	167	50
Capital expenditures	$7,829	$13,206

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three months ended June 30, 2017 (Successor) and 2016 (Predecessor).

We have one customer that accounted for 10% or more of our net revenue. The weighted percent of net revenues for this customer is presented below by segment:

	Unaudited Segment Data
	Three Months Ended
(% of Consolidated Net Revenues)	June 30, 2017	June 30, 2016
Sweet Baked Goods	20.1%	21.1%
Other	0.8%	0.7%
Total	20.9%	21.8%

Unaudited Statement of Operations
Historical and Pro Forma*

	(Successor)		Historical [i] (Predecessor)			Pro forma
(In thousands, except per share data)	Six Months Ended June 30, 2017	% of Net Revenues	Six Months Ended June 30, 2016	Pro Forma Adjustments		Six Months Ended June 30, 2016	% of Net Revenues
Net revenue	$387,716	100.0%	$352,560	—		$352,560	100.0%
Cost of goods sold	219,976	56.7	195,809	500	ii	196,309	55.7
Gross profit	167,740	43.3%	156,751	(500)		156,251	44.3

Operating costs and expenses:
Advertising and marketing	15,433	4.0	17,148	—		17,148	4.9
Selling expense	16,812	4.3	14,904	—		14,904	4.2
General and administrative	28,921	7.5	21,231	(307)	ii	20,924	5.9
Amortization of customer relationships	11,867	3.1	312	12,012	iii	12,324	3.5
Impairment of property and equipment	—	—	7,267	—		7,267	2.1
Business combination transaction costs	—	—	3,016	(2,441)	iv	575	0.2
Related party expenses	192	—	2,373	—		2,373	0.7
Recall and other costs	—	—	4,260	—		4,260	1.2
Total operating costs and expenses	73,225	18.9%	70,511	9,264		79,775	22.7
Operating income	94,515	24.4	86,240	(9,764)		76,476	21.7
Other expense:
Interest expense, net	19,865	5.1	35,742	(9,248)	v	26,494	7.5
Gain on debt modification	(174)	—	—	—		—	—
Other expense	1,127	0.3	2,172	—		2,172	0.6
Total other expense	20,818	5.4%	37,914	(9,248)		28,666	8.1
Income before income taxes	73,697	19.0	48,326	(516)		47,810	13.6
Income tax expense	21,291	5.5	317	13,308	vi	13,625	3.9
Net income	52,406	13.5	48,009	(13,824)		34,185	9.7%
Less: Net income attributable to the non-controlling interest	17,744	4.6	1,780	10,102	vii	11,882	3.4
Net income attributable to Class A shareholders	$34,662	8.9%	$46,229	(23,926)		$22,303	6.3%

Earnings per Class A share:
Basic	$0.35					$0.23
Diluted	$0.33					$0.23

Weighted-average shares outstanding:
Basic	98,600,075			97,589,217	viii	97,589,217
Diluted	106,004,898			97,589,217	viii	97,589,217
* For convenience, we have included this supplemental pro forma information for the six months ended June 30, 2016 that gives effect to the Business Combination as if such information had been consummated on January 1, 2016.
The unaudited pro forma statements of operations for the six months ended June 30, 2016 presents our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred as of January 1, 2016. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.
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

The unaudited pro forma financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Business Combination occurred on January 1, 2016. The unaudited pro forma financial information also does not project our results of operations for any future period or date. The acquisition of Superior Cake Products, Inc. (“Superior”) occurred in May 2016. The unaudited pro forma consolidated financial information for the three and six months ended June 30, 2016 does not include the results of the Superior acquisition and its related operations prior to the acquisition. We evaluated the impact of the Superior acquisition on the Company’s financial statements and concluded that the impact was not significant nor separately warrant the inclusion of pro forma financial results assuming the acquisition of superior on January 1, 2016 under SEC rules and regulations or under GAAP. The pro forma adjustments give effect to the items identified in the pro forma table above in connection with the Business Combination.

i.
The amounts in these columns represent our Hostess Holdings historical results of operations for the period reflected. Certain amounts previously reported within the 2016 Hostess Holdings quarterly financial statements have been reclassified to conform with the current financial statement presentation.

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

Our presentation of adjusted EBITDA does not exclude the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as the Chief Executive Officer and/or Executive Chairman. These payments were $0.1 million and $0.2 million for the three and six months ended June 30, 2017, and $1.2 million and $2.4 million for the three and six months ended June 30, 2016, respectively. Following completion of the Business Combination, these cash expenses will be approximately $0.3 million annually.

Reconciliation of Adjusted EBITDA (Unaudited)

(In thousands)		Six Months Ended June 30, 2017	Pro Forma Six Months Ended June 30, 2016

Net income		$52,406	$34,185
Plus non-GAAP adjustments:
Income tax provision		21,291	13,625
Interest expense, net		19,865	26,494
Depreciation and amortization		18,854	18,249
Share-based compensation	i.	4,360	—
Recall and other costs	ii.	—	4,260
Other expense	iii.	953	2,169
Impairment of property and equipment	iv.	—	7,267
Business Combination Transaction Costs	v.	—	575
Adjusted EBITDA		$117,729	$106,824

i.	For the six months ended June 30, 2017, we recorded expenses of $4.4 million related to units awarded under the Hostess Brands, Inc. 2016 Equity Incentive Plan.

ii.
For the pro forma six months ended June 30, 2016, we incurred costs associated with a Hostess voluntary recall. The recall loss was recovered during the third quarter of 2016. Other costs include amounts we incurred related to loss on sale/abandonment of property and bakery shutdown costs, primarily due to utilities, insurance, taxes and maintenance expenses related to the Schiller Park, Illinois bakery, as well as losses related to equipment that we no longer intended to use or had idled.

iii.
For the pro forma six months ended June 30, 2016, other expense primarily consisted of professional fees attributable to the pursuit of a potential acquisition that has since been abandoned, and other special projects. For the three and six months ended June 30, 2017, other expense primarily included professional fees incurred related to the secondary public offering of common stock and the registration of certain privately held warrants offset by a gain recognized related to the modification of our long-term debt.

iv.	During the first quarter of 2016, we closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities resulting in a loss of $7.3 million.

v.	For the six months ended June 30, 2016, business combination transaction costs consisted of professional and legal costs for the acquisition of Superior.

Net Revenue
Net revenue was $387.7 million for the six months ended June 30, 2017, an increase of $35.2 million, or 10.0%, compared to the historical and pro forma net revenue of $352.6 million for the six months ended June 30, 2016. The increase was primarily due to our growth from 2017 new product initiatives, including Chocolate Cake Twinkies®, Golden Cupcakes, and White Fudge Ding Dongs®, among others along with growth from our white space opportunities led by our In-Store Bakery (which contributed $14.4 million of growth due to the acquisition of Superior and In-Store Bakery product innovation), Food Service and International channels. These amounts were partially offset by declines in prior year innovations and discontinued items.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the six months ended June 30, 2017 of $220.0 million represents an increase of $24.2 million or 12.3% from the historical costs of goods sold of $195.8 million for the six months ended June 30, 2016 and an increase of $23.7 million or 12.1% from the pro forma costs of goods sold of $196.3 million for the six months ended June 30, 2016. The increase in the six months ended June 30, 2017 from both historical and pro forma six months ended June 30, 2016 is primarily attributed to the increase in revenue.
Gross profit was $167.7 million for the six months ended June 30, 2017, an increase of $11.0 million, or 7.0%, compared to historical gross profit of $156.8 million for six months ended June 30, 2016 and an increase of $11.5 million, or 7.3% compared to pro forma gross profit of $156.3 million for the six months ended June 30, 2016. The increase in the six months ended June 30, 2017 from both historical and pro forma six months ended June 30, 2016 is primarily attributed to the increase in revenue.
Gross margin was 43.3% for the six months ended June 30, 2017, compared to historical gross margin of 44.5% for the six months ended June 30, 2016 and 44.3% of pro forma gross margin for the six months ended June 30, 2016. The decrease in margin for six months ended June 30, 2017 from both historical and pro forma gross margin for the six months ended June 30, 2016 is primarily due to product mix which includes our In-Store Bakery segment.
Gross profit for the Sweet Baked Goods segment for the six months ended June 30, 2017 was $157.3 million, or 44.8% of net revenue, compared to gross profit of $150.5 million or 45.1% of net revenue for the historical six months ended June 30, 2016. Gross margin decreased due to larger growth in our multi-pack and club-pack product sales as a percentage of total sales growth.
Gross profit for the Other segment for the six months ended June 30, 2017 was $10.5 million, or 28.7% of net revenue, compared to historical gross profit of $6.2 million, or 33.1% of net revenue for the six months ended June 30, 2016. The decrease in margin was attributed to In-Store Bakery sales.
Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses for the six months ended June 30, 2017 of $15.4 million represents a decrease of 10.0% over the historical and pro forma advertising and marketing expenses of $17.1 million for the six months ended June 30, 2016, as a result of reduced permanent display deployment during the year.
Selling Expense
Selling expense increased to $16.8 million, or 4.3% of revenue for the six months ended June 30, 2017 from $14.9 million, or 4.2% of revenue on a historical and pro forma basis for the six months ended June 30, 2016 due to the addition of In-Store Bakery operations and an adjustment to our bad debt expense.
General and Administrative
General and administrative expenses for the six months ended June 30, 2017 of $28.9 million represents an increase of $7.7 million or 36.2% over historical general and administrative expense of $21.2 million for the six months ended June 30, 2016 and an increase of $8.0 million or 38.2% over the pro forma general and administrative expenses of $20.9 million for the six months ended June 30, 2016. The increase of the 2017 expenses over both the historical and pro forma basis 2016 expenses is attributed to increased non-cash share-based compensation, increased professional fees related to public company compliance, and increased staffing levels to support our growth. During the six months ended June 30, 2017 and June 30, 2016 general and administrative expenses included $1.7 million and $1.2 million, respectively, from arbitration award and professional fees related to a specific litigation matter. We consider the matter to be closed and does not expect any significant further costs.

Amortization of Customer Relationships
Amortization of customer relationships was $11.9 million for the six months ended June 30, 2017, compared to historical customer relationships amortization of $0.3 million for the six months ended June 30, 2016 and pro forma customer relationships amortization of $12.3 million for the six months ended June 30, 2016. For the second quarter 2016 on a historical basis, amortization expense was based on the valuation of customer relationships acquired from Old Hostess in 2013. The amortization expense for the six months ended June 30, 2017 and the six months ended June 30, 2016 on a pro forma basis reflects the new valuation of the customer relationships acquired through the Business Combination.
Impairment of Property and Equipment
For the six months ended June 30, 2016 on a historical and pro forma basis, we recorded an impairment loss of $7.3 million resulting from the closure of multiple production lines at the Indianapolis, Indiana bakery and the transition of those production lines to other facilities. There was no such activity for the the six months ended June 30, 2017.
Recall and Other Costs
On June 3, 2016, we voluntarily recalled approximately 710,000 cases of snack cakes and donuts as a direct result of the recall by our supplier, Grain Craft, of certain lots of its flour for undeclared peanut residue. We also destroyed approximately 200,000 cases of product within our possession that was produced using Grain Craft flour. This resulted in a loss of $4.0 million for the six months ended June 30, 2016, which was subsequently recovered in the third quarter of 2016. Other costs, on both a historical and pro forma basis, are attributed to utilities, insurance, taxes, and maintenance expenses related to the closure of our Schiller Park, Illinois bakery. There was no such activity for the six months ended June 30, 2017.
Related Party Expenses
Related party expenses were $0.2 million for the six months ended June 30, 2017 compared to historical and pro forma expenses of $2.4 million for the six months ended June 30, 2016. These expenses represent payments made to Mr. Metropoulos under the terms of his employment arrangements. Following the Business Combination, the expenses associated with Mr. Metropoulos’s employment arrangement are estimated to be $0.3 million annually.
Operating Income
The 9.6% increase in operating income from a historical basis of $86.2 million for the six months ended June 30, 2016 to $94.5 million for the six months ended June 30, 2017 is primarily from the increase in sales in 2017, offset by additional selling, general and administrative expenses. When considering the additional depreciation and amortization expense resulting from the Business Combination, operating income for the six months ended June 30, 2017 increased $18.0 million or 23.5% on a pro forma basis from the six months ended June 30, 2016.
Interest Expense, net
Our interest expense decreased 44.4% from $35.7 million for the historical six months ended June 30, 2016 to $19.9 million for the six months ended June 30, 2017 primarily from the refinancing of our Second Lien Term Loan in November 2016 and the amendment of our First Lien Term Loan in May 2017. In both cases, our effective interest rate on outstanding debt was decreased. Additionally, $217 million of principal was repaid as part of the Business Combination. This was offset by the additional interest expense related to our interest rate swap, which was effective in May 2017. Excluding expense associated with the principal repayment, interest expense for the six months ended June 30, 2017 decreased 24.9% from pro forma interest expense of $26.5 million for the six months ended June 30, 2016, as a result of the lower effective interest rate offset by the interest rate swap settlement.
Other Expense
For the six months ended June 30, 2017, we recorded other expenses of $1.1 million which primarily consisted of legal and professional fees related to a secondary public offering of common stock which was completed in April 2017 and the registration of certain privately held warrants which was completed in June 2017. For the six months ended June 30, 2016, historical and pro forma other expense of $2.2 million was attributed to professional fees incurred in the pursuit of a potential acquisition that was subsequently abandoned, and other special projects.

Income Taxes
The income tax expense of $21.3 million for the six months ended June 30, 2017 represents the effective rate of 28.9%, giving effect to the non-controlling interest, a partnership for income tax purposes. The increase of 56.5% or $7.7 million from the pro forma income tax expense of $13.6 million for the six months ended June 30, 2016 is due to increased taxable income in 2017. There was no historical income tax expense until the acquisition of Superior in May 2016, as the Company was a partnership for income tax purposes prior to the Business Combination.
Adjusted EBITDA
Adjusted EBITDA was $117.7 million for the six months ended June 30, 2017, an increase of $10.9 million, or 10.2%, compared to pro forma adjusted EBITDA of $106.8 million for the pro forma six months ended June 30, 2016. As a percentage of net revenue, adjusted EBITDA was 30.4% for the first six months of 2017, which was comparable to pro forma adjusted EBITDA of 30.3% of net revenues in the same period last year.
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
We evaluate performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Unaudited Segment Financial Data
(In thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(Successor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$351,178	$333,815
Other	36,538	18,745
Net revenue	$387,716	$352,560

Gross profit:
Sweet Baked Goods	$157,250	$150,545
Other	10,490	6,206
Gross profit	$167,740	$156,751

Capital expenditures (1):
Sweet Baked Goods	$15,645	$17,084
Other	438	50
Capital expenditures	$16,083	$17,134

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the six months ended June 30, 2017 (Successor) and 2016 (Predecessor).

We have one customer that accounted for 10% or more of our net revenue. The weighted percent of net revenues for this customer is presented below by segment:

	Unaudited Segment Data
	Six Months Ended
(% of Consolidated Net Revenues)	June 30, 2017	June 30, 2016
	(Successor)	(Predecessor)
Sweet Baked Goods	19.5%	21.5%
Other	0.7%	0.4%
Total	20.2%	21.9%

Liquidity and Capital Resources
Our primary sources of liquidity are from the cash on the balance sheet, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, including acquisitions. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
We had working capital, excluding cash, as of June 30, 2017 and December 31, 2016 of $39.1 million and $20.6 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of June 30, 2017, we had approximately $97.3 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2017 (Successor) were $67.8 million and for the six months ended June 30, 2016 (Predecessor) were $54.2 million. The increase in cash flows provided by operating activities between the two periods is due to increased net income.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2017 (Sucessor) and 2016 (Predecessor) were $15.9 million and $62.0 million, respectively. Cash outflows from investing activities include purchases of property and equipment of $15.1 million for the six months ended June 30, 2017 and $50.0 million for the acquisition of Superior (excluding cash acquired) and $15.7 million for the purchase of property and equipment for the six months ended June 30, 2016.
Our property and equipment capital expenditures primarily consisted of strategic growth initiatives, maintenance and productivity improvements. We expect that our cash outflows for capital expenditures will be approximately $15.0 million to $25.0 million during the remainder of 2017.

Cash Flows from Financing Activities
Cash flows used in financing activities were $12.5 million for the six months ended June 30, 2017 (Successor) and $9.9 million for the six months ended June 30, 2016 (Predecessor). In both periods, financing activities were primarily attributed to the scheduled principal payments on long-term debt.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of June 30, 2017.
As of June 30, 2017, $996.3 million aggregate principal amount of the Second Amended First Lien Term Loan and $2.7 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. See Note 14 -- “Commitments and Contingencies” to the Consolidated Financial Statements in Item 1 for information regarding the letters of credits.
As of June 30, 2017, the Company was in compliance with the covenants under the Second Amended First Lien Term Loan and the Revolver.
Commitments and Contingencies
As of June 30, 2017, the Company has commitments and contingencies for tax receivable arrangements, debt, operating leases, and advance purchase commitments. Refer to Note 14--Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 on this Quarterly Report on Form 10-Q.

Contractual Commitments as of June 30, 2017	Total Committed	Commitments within 1 year	Commitments beyond 1 year
(In thousands)
Tax receivable agreement	$173,898	$—	$173,898
Second Amended First Term Loan	996,253	9,963	986,290
Interest payments on Term Loan	202,936	39,501	163,435
Distribution Center (Shorewood, IL)	3,091	1,752	1,339
Corporate office lease (Kansas City, MO)	486	243	243
Corporate office lease (Dallas, TX)	12	12	—
Superior capital lease	648	200	448
Ingredient procurement	99,800	83,300	16,500
Packaging procurement	28,000	23,700	4,300
	$1,505,124	$158,671	$1,346,453
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
Market risk on variable-rate financial instruments
Our Second Amended First Lien Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at June 30, 2017 for the outstanding Second Amended First Lien Term Loan was a LIBOR-based rate of 3.50% per annum. At June 30, 2017, the subsidiary borrower had $97.3 million available for borrowing, net of letters of credit of $2.7 million, under its Revolver. At June 30, 2017, the subsidiary borrower had an aggregate principal balance of $996.3 million outstanding under the Second Amended First Lien Term Loan. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
To manage the risk related to our variable rate debt, we have entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five year contract.
The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable of approximately $1.2 million and $2.5 million for the three and six months ended June 30, 2017, respectively, after accounting for the impact of our swap contract.

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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As of June 30, 2017 we continue to engage in the process of the design and implementation of our internal controls over financial reporting in a manner commensurate with the scale of our operations subsequent to the November 4, 2016 Business Combination. We have hired a third-party consultant to assist us with this engagement.

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

The information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 14.--Commitments and Contingencies to the Consolidated Financial Statements included in Part I, Item 1 on this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 14, 2017. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on August 8, 2017.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Incremental Assumption and Amendment Agreement No. 2, dated as of May 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.2
Second Amended and Restated First Lien Credit Agreement, dated as of May 19, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017)

10.3	Form of Non-Competition and Non-Solicitation Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.