Form 10-Q
period 2017-09-30
Hostess Brands, Inc.
filed 2017-11-08
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2017
OR
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

Shares of Class A common stock outstanding - 99,632,183 shares at November 3, 2017
Shares of Class B common stock outstanding - 30,398,777 shares at November 3, 2017

HOSTESS BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward‑looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion and analysis of our financial condition and results of operations included in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	September 30,	December 31,
ASSETS	2017	2016
	(Successor)	(Successor)
Current assets:
Cash and cash equivalents	$101,171	$26,855
Accounts receivable, net	100,733	89,237
Inventories	33,812	30,444
Prepaids and other current assets	6,791	4,827
Total current assets	242,507	151,363
Property and equipment, net	166,931	153,224
Intangible assets, net	1,929,082	1,946,943
Goodwill	580,349	588,460
Other assets, net	7,804	7,902
Total assets	$2,926,673	$2,847,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and capital lease obligation payable within one year	$11,357	$11,496
Accounts payable	53,451	34,083
Customer trade allowances	35,150	36,691
Accrued expenses and other current liabilities	11,051	21,656
Total current liabilities	111,009	103,926
Long-term debt and capital lease obligation	988,476	993,374
Tax receivable agreement	175,487	165,384
Deferred tax liability	366,457	353,797
Total liabilities	1,641,429	1,616,481
Commitments and Contingencies (Note 14)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 99,992,183 and 98,250,917 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	10	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 30,398,777 and 31,704,988 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid in capital	923,739	912,824
Accumulated other comprehensive loss	(43)	—
Retained earnings (accumulated deficit)	28,593	(15,618)
Stockholders’ equity	952,302	897,219
Non-controlling interest	332,942	334,192
Total liabilities and stockholders’ equity	$2,926,673	$2,847,892
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net revenue	$192,250	$196,197	$579,967	$548,757
Cost of goods sold	113,885	113,618	333,861	309,427
Gross profit	78,365	82,579	246,106	239,330
Operating costs and expenses:
Advertising and marketing	8,871	10,381	24,304	27,529
Selling expense	7,606	8,271	24,418	23,175
General and administrative	14,494	10,784	43,416	32,015
Amortization of customer relationships	5,994	156	17,860	468
Business combination transaction costs	—	4,049	—	7,065
Impairment of property and equipment	1,003	—	1,003	7,267
Related party expenses	92	1,058	284	3,431
Tax receivable agreement liability remeasurement	1,589	—	1,589	—
Recall and other costs (recoveries)	—	(3,787)	—	473
Total operating costs and expenses	39,649	30,912	112,874	101,423
Operating income	38,716	51,667	133,232	137,907
Other expense:
Interest expense, net	9,966	18,004	29,831	53,746
Loss on modification of debt	2,122	—	1,948	—
Other expense	182	173	1,309	2,344
Total other expense	12,270	18,177	33,088	56,090
Income before income taxes	26,446	33,490	100,144	81,817
Income tax expense (benefit)	10,316	(23)	31,608	294
Net income	16,130	33,513	68,536	81,523
Less: Net income attributable to the non-controlling interest	6,581	2,329	24,325	4,110
Net income attributable to Class A shareholders/partners	$9,549	$31,184	$44,211	$77,413

Earnings per Class A share:
Basic	$0.10		$0.45
Diluted	$0.09		$0.42
Weighted-average shares outstanding:
Basic	99,557,183		98,920,808
Diluted	105,418,566		105,840,673

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income	$16,130	$33,513	$68,536	$81,523
Other comprehensive loss:
Unrealized income (loss) on interest rate swap contract designated as a cash flow hedge	565	—	(100)	—
Income tax (expense) benefit	(172)	—	31	—
Comprehensive income	16,523	33,513	68,467	81,523
Less: Comprehensive income attributed to non-controlling interest	6,712	2,329	24,299	4,110
Comprehensive income attributed to class A shareholders/partners	$9,811	$31,184	$44,168	$77,413

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, amounts in thousands, except shares data)

Partners’ Equity (Deficit) Hostess Holdings, LP (Predecessor)
	Class A	Class C	Total Partners’ Equity (Deficit)	Non-controlling Interest
Balance – December 31, 2015	$(276,084)	$(346,046)	$(622,130)	$(37,991)
Distributions to partners	(2,439)	(8,134)	(10,573)	(555)
Unit based compensation	345	344	689	—
Net income	38,707	38,706	77,413	4,110
Balance – September 30, 2016	$(239,471)	$(315,130)	$(554,601)	$(34,436)

Stockholders’ Equity
Hostess Brands, Inc. (Successor)
	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Losses / Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2016	98,250,917	$10	31,704,988	$3	$912,824	$—	$(15,618)	$897,219	$334,192
Comprehensive income	—	—	—	—	—	(43)	44,211	44,168	24,299
Share-based compensation	435,000	—	—	—	7,990	—	—	7,990	—
Exchanges	1,306,211	—	(1,306,211)	—	12,609	—	—	12,609	(12,609)
Distributions	—	—	—	—	—	—	—	—	(12,940)
Exercise of public warrants	55	—	—	—	1	—	—	1	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,845	—	—	—	—	(9,685)	—	—	(9,685)	—
Balance–September 30, 2017	99,992,183	$10	30,398,777	$3	$923,739	$(43)	$28,593	$952,302	$332,942

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(Successor)	(Predecessor)
Operating activities
Net income	$68,536	$81,523
Depreciation and amortization	28,576	9,054
Impairment of property and equipment	1,003	7,267
Debt discount (premium) amortization	(647)	2,486
Non-cash loss on debt modification	1,729	—
Non-cash change in tax receivable agreement liability	1,589	—
Gain on sale of property and equipment	(10)	(153)
Share-based compensation	7,990	689
Deferred taxes	19,993	237
Change in operating assets and liabilities
Accounts receivable	(11,496)	(13,555)
Inventories	(3,368)	(1,850)
Prepaids and other current assets	(1,950)	(9,397)
Accounts payable and accrued expenses	7,369	17,098
Customer trade allowances	(1,541)	(4,316)
Other	—	430
Net cash provided by operating activities	117,773	89,513

Investing activities
Purchases of property and equipment	(22,755)	(23,995)
Acquisition of Superior	—	(50,091)
Proceeds from sale of assets	85	4,350
Acquisition of software assets	(1,728)	(1,917)
Net cash used in investing activities	(24,398)	(71,653)

Financing activities
Repayments of long-term debt and capital lease obligation	(5,103)	(6,985)
Debt fees	(1,017)	—
Distributions to partners	—	(10,573)
Distributions to non-controlling interest	(12,940)	(555)
Proceeds from the exercise of warrants	1	—
Net cash used in financing activities	(19,059)	(18,113)
Net increase in cash and cash equivalents	74,316	(253)
Cash and cash equivalents at beginning of period	26,855	64,473
Cash and cash equivalents at end of period	$101,171	$64,220

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$35,085	$50,799
Taxes paid	$12,902	$—
Supplemental disclosure of non-cash investing:
Purchases of property and equipment funded by accounts payable	$932	$2,072
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Description of Business

Hostess Brands, Inc. is a Delaware corporation headquartered in Kansas City, Missouri. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its wholly owned subsidiaries (collectively, the “Company”). The Company is a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods in the United States. The Hostess brand dates to 1919 when the Hostess CupCake was introduced to the public, followed by Twinkies® in 1930. In 2013, the Legacy Hostess Equityholders (as defined below) acquired the Hostess brand out of the bankruptcy liquidation proceedings of its prior owners, free and clear of all past liabilities. After a brief hiatus in production, the Company began providing Hostess products to consumers and retailers across the nation in July 2013. Today, the Company produces a variety of new and classic treats primarily under the Hostess® and Dolly Madison® group of brands, including Twinkies®, CupCakes, Ding Dongs®, HoHos®, Donettes® and Fruit Pies.
On November 4, 2016 (the “Closing Date”), in a transaction referred to as the “Business Combination,” the Company, then known as Gores Holdings, Inc. acquired a controlling interest in Hostess Holdings, L.P. (“Hostess Holdings”), an entity owned indirectly by C. Dean Metropoulos and certain equity funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”, and together with entities controlled by Mr. Metropoulos, the “Legacy Hostess Equityholders”). Our “Sponsor” refers to Gores Sponsor, LLC, a Delaware limited liability company and the principal stockholder of Gores Holdings, Inc. prior to the Business Combination, and the “The Gores Group” refers to The Gores Group LLC, an affiliate of our Sponsor. In connection with the closing of the Business Combination, Gores Holdings, Inc. changed its name to “Hostess Brands, Inc.” and its trading symbols on NASDAQ from “GRSH” and “GRSHW,” to “TWNK” and “TWNKW”.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date (referred to as the “Successor”). Unless the context requires otherwise, the “Company” refers to the Predecessor for periods prior to the Business Combination and to the Successor for periods after the Business Combination.
On May 10, 2016, the Company purchased the stock of Superior Cake Products, Inc. (“Superior”) located in Southbridge, Massachusetts. Superior manufactures and distributes eclairs, madeleines, brownies, and iced cookies sold in the “In-Store Bakery” section of retailers.
In the consolidated statements of operations, amortization of customer relationships (previously reported in the Predecessor’s unaudited quarterly financial statements within general and administrative) has been presented separately from general and administrative in the current period presentation, with conforming reclassifications made for the prior period presentation; recall and other costs (recoveries) (previously reported in the Predecessor‘s unaudited quarterly financial statements as a reduction of gross profit) have been presented as recall and other expenses along with amounts previously reported as loss on sale of property and equipment and bakery shutdown costs.

In the consolidated balance sheets, customer trade allowances (previously netted as an allowance against trade accounts receivable) are presented in current liabilities, with conforming reclassifications made for the prior period presentation.

For the three and nine months ended September 30, 2017, the Company recorded adjustments to previously reported gains on debt modifications, resulting in a pre-tax charge of $2.1 million and $1.6 million, respectively. The Company has determined that these corrections of errors are immaterial to the current and prior reported periods.

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

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries (including those for which the Company is the primary beneficiary of a variable interest entity), collectively referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation.
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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for goods that have been received by the customer. As of September 30, 2017 and December 31, 2016, the Company’s accounts receivable were $100.7 million and $89.2 million, respectively, which have been reduced by allowances for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.5 million and $1.9 million, respectively. In addition, there are customer trade allowances of $35.2 million and $36.7 million as of September 30, 2017 and December 31, 2016, respectively, in current liabilities in the consolidated balance sheets.
Inventories
Inventories are stated at the lower of cost or market on a first-in first-out basis.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	September 30, 2017	December 31, 2016
	(Successor)	(Successor)
Ingredients and packaging	$14,474	$12,712
Finished goods	16,441	14,229
Inventory in transit to customers	2,897	3,503
	$33,812	$30,444

Impairment of Property and Equipment
For the three and nine months ended September 30, 2017 (Successor), the Company recorded an impairment loss of $1.0 million related to a production line that was idled when the related production was transitioned to a third party. During the first quarter of 2016 (Predecessor), the Company recorded an impairment loss of $7.3 million when it closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities. The measurement of this loss was based on Level 3 inputs within the fair value measurement hierarchy.
Software Costs
Included in the caption “Other assets” in the consolidated balance sheets is capitalized software in the amount of $7.3 million and $7.4 million at September 30, 2017 and December 31, 2016, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.6 million and $1.8 million for the three and nine months ended September 30, 2017 (Successor), respectively, compared to $0.5 million and $1.4 million for the three and nine months ended September 30, 2016 (Predecessor), respectively.
Concentrations
The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended		Nine Months Ended
(% of Consolidated Net Revenues)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Sweet Baked Goods	18.8%	18.1%	18.9%	20.3%
Other	0.9%	3.1%	0.8%	1.5%
Total	19.7%	21.2%	19.7%	21.8%

Advertising Costs
Advertising costs, through both national and regional media, are expensed in the period in which the advertisements are run. These costs totaled $0.3 million and $0.6 million for the three and nine months ended September 30, 2017 (Successor), and $0.4 million and $1.5 million for the three and nine months ended September 30, 2016 (Predecessor), respectively. These costs are recorded within advertising and marketing expense on the consolidated statement of operations.
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

New Accounting Pronouncements
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (“ASU 2017-12”), Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2017, the FASB issued Accounting Standards Update No. 2017-9 (“ASU 2017-9”), Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about what changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. The Company has early adopted ASU 2017-9 for the three months ended September 30, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-4 (“ASU 2017-4”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-4 eliminates Step 2 from the goodwill impairment test. Step 2 required an entity to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in a business combination. Instead, an entity should perform its goodwill impairment test and recognize an impairment charge by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-4 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-4 and does not expect adoption to have a material impact on its consolidated financial position, results of operations or cash flows. Our goodwill impairment tests have not proceeded to Step 2 in any measurement period.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. The standard permits adoption retrospectively to each prior report period presented, retrospectively to each prior report period presented utilizing practical expedient(s), or retrospectively with the cumulative effect of initially applying the standard at the date of initial application. In March 2016 and April 2016, the FASB issued ASU No. 2016-08 and ASU No. 2016-10, respectively, which clarifies the implementation guidance on principal versus agent considerations and also identifies performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company is in the process of completing its review of customer contracts to determine the impact that Topic 606 will have on the Company's consolidated financial statements. The Company plans to adopt the standard in the first quarter of 2018 retrospectively with the cumulative effect of initially applying the standard as of January 1, 2018.
The planned adoption dates for all standards not yet implemented are based on the Company’s assessment that it will lose its status as an Emerging Growth Company, as defined in the Jumpstart Our Business Startups Act (JOBS Act), as of December 31, 2017.
2. Business Combination

The purchase price for the Business Combination was allocated to the fair value of the assets acquired and liabilities assumed based on the preliminary valuations performed by the Company as of the Closing Date. During the nine months ended September 30, 2017 the Company revised its estimate of the future cash tax savings under the tax receivable agreement. This resulted in a $8.1 million decrease in goodwill, a decrease to the tax receivable agreement liability of $3.0 million, a $5.5 million decrease to deferred tax liabilities, and an increase to accrued expenses and other liabilities of $0.4 million.

3. Stock-Based Compensation

Hostess Brands, Inc. 2016 Equity Incentive Plan (Successor)

The Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) provides for the grant of various equity-based incentive awards to directors of the Company, certain members of Company management, and service providers to the Company. The types of equity-based awards that may be granted under the 2016 Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. There are 7,150,000 registered shares of Class A common stock reserved for issuance under the 2016 Plan. All awards issued under the 2016 Plan may only be settled in shares of Class A common stock.

Restricted Stock Units

During the nine months ended September 30, 2017, the following RSUs were granted under the 2016 Plan:

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

•	18,116 RSUs to certain members of management. One-third of the units vest at each of the following dates: June 1 of each of 2018, 2019, and 2020.These awards only contain service conditions.

•	372,036 RSUs to certain members of management. One-third of the units vest at each of the following dates; November 4 of each of 2017, 2018 and 2019. These awards only contain service conditions.

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

For the three and nine months ended September 30, 2017 (Successor), $1.8 million and $4.1 million of compensation expense related to the RSUs was recognized within general and administrative expenses on the consolidated statement of operations, respectively.

The following table summarizes the activity of the Company’s unvested RSUs for the nine months ended September 30, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2016 (Successor)	—	$—
Total Granted	1,425,790	15.77
Forfeited	(79,543)	15.78
Vested	—	—
Unvested as of September 30, 2017 (Successor)	1,346,247	$15.77
As of September 30, 2017, there was $17.1 million of total unrecognized compensation cost related to non-vested RSUs granted under the 2016 Plan; that cost is expected to be recognized over the vesting periods as described above.

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
As of September 30, 2017, there was $4.1 million of total unrecognized compensation cost related to the non-vested restricted stock; that cost is expected to be recognized over the vesting periods described above. For the three and nine months ended September 30, 2017 (Successor), the Company recognized expense of $1.3 million and $2.8 million related to the restricted stock awards within general and administrative expenses on the consolidated statement of operations, respectively.
The following table summarizes the activity of the Company’s restricted stock awards for the nine months ended September 30, 2017:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2016 (Successor)	—	$—
Granted	435,000	15.78
Forfeited	—	—
Vested	—	—
Unvested as of September 30, 2017 (Successor)	435,000	$15.78
Stock Options
During the nine months ended September 30, 2017, the Company granted 1,155,788 stock options to certain members of management under the Plan. The weighted average grant date fair value of $5.03 per option was estimated using the Black-Scholes option-pricing model (level 3) with the following assumptions:

Nine Months Ended September 30, 2017
Expected volatility (1)	27.53%
Expected dividend yield (2)	—%
Expected option term (3)	6.25 years
Risk-free rate (4)	2.1%

(1)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period based on the expected term and ending on the grant date.

(2)
As of September 30, 2017, we have not paid any dividends on our common stock. As of the stock option grant date, we did not anticipate paying any dividends on our common stock over the term of the stock options. Option holders have no right to dividends prior to the exercise of the options.

(3)
We utilized the simplified method to determine the expected term of the stock options since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(4)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant which corresponds to the expected term of the stock options.

The stock options vest in four equal annual installments on varying dates through June 2021. As of September 30, 2017, there was $4.5 million of total unrecognized compensation cost related to non-vested stock options outstanding under the 2016 Plan; that cost is expected to be recognized over the vesting periods. For the three and nine months ended September 30, 2017 (Successor), there was $0.6 million and $1.1 million, respectively, of expense related to the stock options recognized within general and administrative costs on the consolidated statement of operations.
The following table summarizes the activity of the Company’s unvested stock options for the nine months ended September 30, 2017 (Successor):

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016 (Successor)	—	—	$—	$—
Granted	1,155,788	5.77	15.85	5.03
Exercised	—	—	—	—
Forfeited	(44,371)	5.75	15.78	5.03
Outstanding as of September 30, 2017 (Successor)	1,111,417	5.77	$15.85	$5.03
Exercisable as of September 30, 2017 (Successor)	—	—	—	—

Hostess Management, LLC Equity Interest Plan (Predecessor)

The Company established a profits interest plan under the 2013 Hostess Management, LLC (“Hostess Management”) Equity Incentive Plan (“2013 Plan”) to allow members of the management team to participate in the success of the Company. The 2013 Plan consisted of an approximate 9% ownership interest in the Company’s subsidiary, New Hostess Holdco, LLC. Hostess Management had three classes of units and required certain returns to ranking classes before other classes participated in subsequent returns of Hostess Management.
The Company recognized unit-based compensation expense of $0.3 million and $0.7 million for the three and nine months ended September 30, 2016 (Predecessor), within general and administrative expense on the consolidated statement of operations, respectively. All outstanding units under the 2013 Plan were redeemed and the 2013 Plan was terminated on November 4, 2016. As of December 31, 2016, there were no outstanding units.

Related Party Stock Awards

See note 15 for information regarding additional equity awards not issued under the 2016 or 2013 Plans.

4.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	September 30, 2017	December 31, 2016
	(Successor)	(Successor)
Land and buildings	$31,296	$30,275
Machinery and equipment	130,778	112,221
Construction in progress	15,363	12,334
	177,437	154,830
Less accumulated depreciation	(10,506)	(1,606)
	$166,931	$153,224

Depreciation expense was $3.1 million and $8.9 million for the three and nine months ended September 30, 2017 (Successor), and $2.5 million and $6.7 million for the three and nine months ended September 30, 2016 (Predecessor), respectively.
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
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$173,552	$174,473	$524,731	$508,288
Other	18,698	21,724	55,236	40,469
Net revenue	$192,250	$196,197	$579,967	$548,757

Depreciation and amortization:
Sweet Baked Goods	$8,703	$2,585	$25,587	$8,119
Other	1,019	583	2,989	935
Depreciation and amortization	$9,722	$3,168	$28,576	$9,054

Gross profit:
Sweet Baked Goods	$72,965	$76,777	$230,217	$227,322
Other	5,400	5,802	15,889	12,008
Gross profit	$78,365	$82,579	$246,106	$239,330

Capital expenditures (1):
Sweet Baked Goods	$9,109	$9,312	$24,772	$25,701
Other	205	161	643	211
Capital expenditures	$9,314	$9,473	$25,415	$25,912

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three and nine months ended September 30, 2017 (Successor) and 2016 (Predecessor).

Total assets by reportable segment are as follows:

(In thousands)	September 30, 2017	December 31, 2016
	(Successor)	(Successor)
Total segment assets:
Sweet Baked Goods	$2,719,743	$2,633,758
Other	206,930	214,134
Total segment assets	$2,926,673	$2,847,892

6.    Goodwill and Intangible Assets
Goodwill and intangible assets as of September 30, 2017 and December 31, 2016 were recognized as part of the purchase price allocation of the Business Combination as of the Closing Date. The amount allocated to goodwill and other intangible assets is subject to final valuation adjustments. These adjustments could have a material impact on goodwill and other intangible assets. During the nine months ended September 30, 2017, the purchase price allocation for the Business Combination was adjusted, resulting in a $8.1 million decrease to goodwill.
Activity of goodwill is presented below by reportable segment:

(In thousands)	Sweet Baked Goods	Other	Total
Balance as of December 31, 2016 (Successor)	$518,759	$69,701	$588,460
Measurement period adjustment of the Business Combination	(8,111)	—	(8,111)
Balance as of September 30, 2017 (Successor)	$510,648	$69,701	$580,349
Intangible assets consist of the following:

(In thousands)	September 30, 2017	December 31, 2016
	(Successor)	(Successor)
Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,848	$1,408,848
Intangible assets with definite lives (Customer Relationships)	542,011	542,011
Less accumulated amortization (Customer Relationships)	(21,777)	(3,916)
Intangible assets, net	$1,929,082	$1,946,943

Amortization expense was $6.0 million and $17.9 million for the three and nine months ended September 30, 2017 (Successor) and $0.2 million and $0.5 million for the three and nine months ended September 30, 2016 (Predecessor), respectively. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 18 to 23 years. The weighted-average amortization period as of September 30, 2017 for customer relationships was 21.8 years. Future expected amortization expense is as follows:

(In thousands)
Remainder of 2017	$5,994
2018	23,977
2019	23,977
2020	23,977
2021	23,977
2022 and thereafter	418,332

7.    Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	September 30, 2017	December 31, 2016
	(Successor)	(Successor)
Annual incentive bonuses	$4,141	$5,997
Payroll, vacation and other compensation	3,496	5,121
Self-insurance reserves	1,310	2,091
Accrued interest	224	4,885
Current income taxes payable	113	2
Workers compensation reserve	1,650	1,321
Interest rate swap contract	99	—
Litigation (Note 14)	—	1,100
Other	18	1,139
	$11,051	$21,656

8. Debt
On May 19, 2017, the Company’s subsidiary, Hostess Brands, LLC, and its lenders amended the New First Lien Term Loan (Second Amended First Lien Term Loan). The Second Amended First Lien Term Loan requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum (LIBOR Floor) plus an applicable margin of 2.50% per annum or the base rate plus an applicable margin of 1.50% per annum. The principal is paid quarterly at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2022. The Second Amended First Lien Term Loan is secured by substantially all the Company’s present and future assets through a guarantor agreement. The interest rate charged to the Company on the New First Lien Term Loan from January 1, 2017 through May 18, 2017 was 4.00%. From May 19, 2017 through September 30, 2017, the interest rate charged to the Company on the Second Amended First Lien Term Loan was 3.73%.
A summary of the carrying value of the debt and the capital lease obligation is as follows:

(In thousands)	September 30, 2017	December 31, 2016
	(Successor)	(Successor)
Second Amended First Lien Term Loan (3.7% as of September 30, 2017)
Principal	$993,763	$—
Unamortized debt premium and issuance costs	5,462	—
	999,225	—
New First Lien Term Loan (4.0%)
Principal	—	998,750
Unamortized debt premium and issuance costs	—	5,396
	—	1,004,146
Capital lease obligation (6.8%)	608	724
Total debt and capital lease obligation	999,833	1,004,870
Less: Amounts due within one year	(11,357)	(11,496)
Long-term portion	$988,476	$993,374

At September 30, 2017, minimum debt repayments under the Second Amended First Lien Term Loan are due as follows:

(In thousands)
Remainder of 2017	$2,491
2018	9,963
2019	9,963
2020	9,963
2021	9,963
2022 and thereafter	951,420

Revolving Credit Facility
The Company had no outstanding borrowings under its Revolving Credit Agreement (the “Revolver”) as of September 30, 2017. See Note 14. Commitments and Contingencies for information regarding the letters of credits, which reduce the amount available for borrowing under the Revolver. Interest expense from the Revolver debt fee amortization was $0.1 million and $0.3 million for the three and nine months ended September 30, 2016 (predecessor), respectively.
9. Interest Rate Swap

In April 2017, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At September 30, 2017, the effective fixed interest rate on the long-term debt hedged by this contract was 4.28%.
For the three and nine months ended September 30, 2017, no amounts were recorded in the consolidated statements of operations for ineffectiveness and there were no reclassifications from accumulated other comprehensive loss into earnings. As of September 30, 2017, the fair value of the interest rate swap contract of $0.1 million was reported within accrued expenses and other liabilities on the consolidated balance sheet. $1.5 million of unrealized losses recognized in accumulated other comprehensive income as of September 30, 2017 are expected to be reclassified into interest expense through September 30, 2018. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

10. Equity
The Company’s authorized common shares consist of three classes: 200,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 10,000,000 shares of Class F common stock (none of which were issued and outstanding at September 30, 2017 or December 31, 2016). As of September 30, 2017 and December 31, 2016, there were 99,992,183 and 98,250,917 shares of Class A common stock issued and outstanding, respectively. At September 30, 2017 and December 31, 2016 there were 30,398,777 and 31,704,988 shares of Class B common stock issued and outstanding, respectively.

Shares of Class A common stock and Class B common stock have identical voting rights. However, shares of Class B common stock do not participate in earnings or dividends of the Company. Ownership of shares of Class B common stock is restricted to owners of Class B units in Hostess Holdings. Class B units in Hostess Holdings may be exchanged (together with the cancellation of an equivalent number of shares of Class B common stock) by the holders thereof for, at the election of the Company, shares of Class A common stock or the cash equivalent of such shares. During the three months ended September 30, 2017, there was no activity. During the nine months ended September 30, 2017, 1,306,211 Class B shares were exchanged for Class A common shares.
As of September 30, 2017 and December 31, 2016, there were 37,499,890 and 37,500,000 public warrants, respectively, and 19,000,000 private placement warrants outstanding. Each warrant entitles its holder to purchase one-half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable on December 4, 2016 (30 days after the completion of the Business Combination on November 4, 2016) and expire on December 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by the Company’s Sponsor or its permitted transferees. During the three months ended September 30, 2017, the private placement warrants were registered with the SEC for future potential sales to the public. When sold to the public, the private placement warrants will become public warrants.

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

Below are basic and diluted net income per share:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Successor)	(Successor)
Numerator:
Net income attributable to Class A shareholders (in thousands)	$9,549	$44,211
Denominator:
Weighted-average Class A shares outstanding - basic (excluding non-vested restricted stock awards)	99,557,183	98,920,808
Dilutive effect of warrants	5,717,416	6,844,613
Dilutive effect of restricted stock awards and RSUs	143,967	75,252
Weighted-average shares outstanding - diluted	105,418,566	105,840,673

Net income per Class A share - basic	$0.10	$0.45

Net income per Class A share - dilutive	$0.09	$0.42

For both the three and nine months ended September 30, 2017, stock options were excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise was greater than the average market price of the common shares.

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
The income tax expense in the accompanying consolidated statement of operations is based on an estimate of the Company’s annual effective income tax rate and adjusted for discrete items, if any.  The Company’s estimated annual effective tax rate based on annual projected earnings for the year ending December 31, 2017 is projected to be 29.6% prior to adjusting for discrete items. During the three months ended September 30, 2017, the Company recorded a nonrecurring discrete charge of approximately $2.2 million related to a change in state tax law. The Company’s effective tax rate differs from the statutory rate primarily due to the portion of net income attributed to the non-controlling interest which represents an ownership interest in a partnership for income tax purposes.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. The recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefits associated with temporary differences, net operating loss carryforwards and tax credits will be utilized. The Company is in an overall net deferred tax liability position of $366.5 million and $353.8 million as of September 30, 2017 and December 31, 2016, respectively, primarily due to temporary differences in the book basis as compared to the tax basis of its investment in Hostess Holdings.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits at September 30, 2017, that if recognized, would affect the annual effective tax rate. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations.

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

The following table summarizes activity related to the tax receivable agreement for the nine months ended September 30, 2017:

(In thousands)
Balance December 31, 2016 (Successor)	$165,384
Measurement period adjustment of the Business Combination	(3,016)
Balance arising from exchanges of Class B units for Class A shares	11,530
Remeasurement due to change in state tax rate	1,589
Balance September 30, 2017 (Successor)	$175,487

During the three months ended September 30, 2017, the Company remeasured the Tax Receivable Agreement due to a change in a state tax law. This resulted in $1.6 million of expense on the consolidated statement of operations.

As of September 30, 2017 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
Remainder of 2017	$—
2018	14,165
2019	10,375
2020	10,097
2021	9,845
Thereafter	131,005

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
During the three months ended September 30, 2017, the Company paid an award in the National Frozen Distribution Consultants, Inc. (NFDC) arbitration of approximately $2.0 million.
From time to time, the Company is subject to various other legal actions, lawsuits, claims and proceedings related to products, employment, environmental regulations, and other matters incidental to its businesses.
Based upon information presently known, the Company does not believe that the ultimate resolution of such matters will have a material effect on the Company’s financial position, although the final resolution of such matters could have a material effect on its results of operations or cash flows in the period of resolution.
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
Contractual commitments were as follows:

(In millions)	Total Committed	Commitments within 1 year	Commitments beyond 1 year
Ingredients	$82.4	$69.2	$13.2
Packaging	$44.3	$39.1	$5.2
Letters of Credit
The Company is a party to Letter of Credit arrangements to provide for the issuance of standby letters of credit in the amount of $2.2 million and $1.7 million, respectively. The arrangements support the collateral requirements for insurance. The Letters of Credit are 100% secured through our Revolver.

15.    Related Party Transactions
Prior to the Business Combination, the Company was party to an agreement to employ Mr. Metropoulos as the Executive Chairman. The agreement, dated April 2013, included payment of an annual salary, a performance bonus at the discretion of the board of directors, and expenses related to the use of his personal aircraft. For the three and nine months ended September 30, 2016 (Predecessor), $1.1 million and $3.4 million was expensed by the Company for this compensation agreement. The agreement with Mr. Metropoulos was terminated in connection with the Business Combination.
For periods prior to the Business Combination, related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman. In connection with the Business Combination, Mr. Metropoulos became party to new employment arrangements with the Company and its subsidiaries. Following the consummation of the Business Combination, the expense associated with Mr. Metropoulos’s employment arrangements is estimated to be approximately $0.3 million annually.

As part of the Business Combination, the Company agreed to grant shares of Class A common stock or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company to an entity owned by Mr. Metropoulos if certain EBITDA thresholds are met for the year ended December 31, 2017.   The potential grants under this arrangement are between zero and 5.5 million shares.  Based on the nature of the arrangement, for U.S. GAAP purposes the potential grants are considered to be compensation for future services to be provided by Mr. Metropoulos. In order to receive 2.75 million shares under this agreement, adjusted EBITDA, as calculated pursuant to the terms of the Master Transaction Agreement entered into in connection with the Business Combination, (“MTA EBITDA”), for the year ended December 31, 2017 must be greater than $240.5 million. If MTA EBITDA is greater than $245.5 million, an additional 2.75 million shares will be awarded. As of September 30, 2017, management determined it was not probable that the Company would meet the 2017 MTA EBITDA thresholds.
Under the terms of Mr. Metropoulos’ employment agreement, the Company is obligated to grant additional equity (in the form of either shares of Class A common stock of the Company, or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company) to Mr. Metropoulos if MTA EBITDA thresholds are met for the year ended December 31, 2018. The potential grants range from zero to 2.75 million shares. In order to receive 1.375 million shares under this agreement, MTA EBITDA for the year ended December 31, 2018 must be greater than $257.8 million. If MTA EBITDA is greater than $262.8 million, an additional 1.375 million shares will be awarded. As of September 30, 2017, management determined it was not probable that the Company would meet the 2018 MTA EBITDA thresholds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading United States packaged food company focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods coast-to-coast, providing a wide range of snack cakes, donuts, sweet rolls, snack pies and related products. We acquired the Hostess® brand and certain strategic assets out of the bankruptcy liquidation proceedings of Old Hostess Inc., its prior owner, free and clear of all past liabilities, in April 2013, and relaunched the brand later that year.

We operate five bakeries and three centralized distribution centers. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to their retail stores and/or distributors.

We have two reportable segments: “Sweet Baked Goods” and “Other”. Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands. Other consists of Hostess® branded bread and buns, frozen retail (which includes deep-fried Twinkies®, launched in August 2016), “In-Store Bakery,” or “ISB” (which includes Superior Cake Products, Inc. (“Superior”), which we purchased in May 2016, and which manufactures and distributes eclairs, madeleines, brownies, and iced cookies in the ISB section of retailers) and licensing.

Hostess® is the second leading brand by market share within the Sweet Baked Goods (“SBG”) category, according to Nielsen U.S. total universe. For the 52-week period ended October 7, 2017 our market share was 17.0% per Nielsen’s U.S. SBG category data. We have a #1 leading market position within the two largest SBG Segments; Donut Segment and Snack Cake Segment, The Donut and Snack Cake Segments together account for 49.6% of the Sweet Baked Goods category’s total dollar sales.

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
In connection with the closing of the Business Combination, Gores Holdings, Inc. changed its name to “Hostess Brands, Inc.” and its trading symbols on NASDAQ from “GRSH” and “GRSHW,” to “TWNK” and “TWNKW”.
Following the Business Combination, Mr. Metropoulos and the Apollo Funds continued as stockholders and Mr. Metropoulos became Executive Chairman of Hostess Brands, Inc. On April 19, 2017, the Apollo Funds completed the public sale of substantially all of their holdings of Class A common stock. Other equityholders also sold shares of Class A common stock through the public sale.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date. For convenience, we have also included supplemental pro forma information for the three and nine months ended September 30, 2016 that gives effect to the Business Combination as if such transaction had been consummated on January 1, 2016. References in this Quarterly Report to information provided for 2016 on a pro forma basis refer to such supplemental pro forma financial information.

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
Principal Components of Operating Results
Net Revenue
We generate revenue primarily through selling sweet baked goods and other products under the Hostess® group of brands, which includes iconic products such as Twinkies®, CupCakes, Ding Dongs®, Zingers®, HoHo’s® and Donettes® and the Dolly Madison® brand and the group of products under the Superior on Main® brand (e.g., eclairs, madeleines, brownies and iced cookies). Our product assortment, which includes snack cakes, muffins, donuts and pies, is sold to customers’ warehouses and distribution centers by the case or in display ready corrugate units. Retailers display and sell our products to the end consumer in single-serve, multi-pack or club-pack formats. We sell our products primarily to supermarket chains, national mass merchandisers and convenience stores, along with a smaller portion of our product sales going to dollar stores, vending, club, and other retail outlets.

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

Advertising and Marketing

Our advertising and marketing expenses primarily relate to our advertising campaigns, which include social media, print, online advertising, local promotional events and monthly agency fees. We also invest in wire and corrugate displays delivered to customers to display our products off shelf, field marketing and merchandising to reset and check the store inventory on a regular basis and marketing employment costs.

Selling Expense

Selling expenses primarily include sales management, employment, travel, and related expenses, as well as broker fees. We utilize brokers for sales support, including merchandising and order processing.

General and Administrative

General and administrative expenses primarily include employee and related expenses for the accounting, planning, customer service, legal, human resources, corporate operations, research and development, purchasing, logistics and executive functions. Also included are professional service fees related to audit and tax, legal, outsourced information technology functions, transportation planning, and corporate site and insurance costs.

The majority of our research and development spend is dedicated to enhancing and expanding our product lines responding to changing consumer preferences and trends and continuing to enhance the taste of our products. In addition, our research and development organization provides technical support to ensure that our core products are consistently produced in accordance with our high quality standards and specifications. Finally, this department is charged with developing processes to reduce our costs without adversely affecting the quality of our products.

Related Party Expenses

For periods prior to the Business Combination, related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman. Following the consummation of the Business Combination, the cash expenses associated with Mr. Metropoulos’s employment arrangements are approximately $0.3 million annually.

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

Unaudited Statement of Operations
Historical and Pro Forma*

	(Successor)		Historical [i] (Predecessor)				Pro Forma
(In thousands, except per share data)	Three Months Ended September 30, 2017	% of Net Revenues	Three Months Ended September 30, 2016		Pro Forma Adjustments		Three Months Ended September 30, 2016		% of Net Revenues
Net revenue	$192,250	100.0%	$196,197		$—		$196,197		100.0%
Cost of goods sold	113,885	59.2	113,618		(185)	ii	113,433		57.8
Gross profit	78,365	40.8	82,579		185		82,764		42.2

Operating costs and expenses:
Advertising and marketing	8,871	4.6	10,381		—		10,381		5.3
Selling expense	7,606	4.0	8,271		—		8,271		4.2
General and administrative	14,494	7.5	10,784		(346)	ii	10,438		5.3
Amortization of customer relationships	5,994	3.1	156		5,938	iii	6,094		3.1
Impairment of property and equipment	1,003	0.5	—		—		—		—
Business combination transaction costs	—	—	4,049		(4,049)	iv	—		—
Related party expenses	92	—	1,058		—		1,058		0.5
Tax receivable agreement liability remeasurement	1,589	0.8	—		—		—		—
Recall and other costs (recoveries)	—	—	(3,787)		—		(3,787)		(1.9)
Total operating costs and expenses	39,649	20.5	30,912		1,543		32,455		16.5
Operating income	38,716	20.1	51,667		(1,358)		50,309		25.7
Other expense:
Interest expense, net	9,966	5.2	18,004		(4,623)	v	13,381		6.8
Loss on modification of debt	2,122	1.1	—	—	—		—	—	—
Other expense	182	0.1	173		—		173		0.1
Total other expense	12,270	6.4	18,177		(4,623)		13,554		6.9
Income before income taxes	26,446	13.7	33,490		3,265		36,755		18.7
Income tax expense (benefit)	10,316	5.4	(23)		10,496	vi	10,473		5.3
Net income	16,130	8.3	33,513		(7,231)		26,282		13.4
Less: Net income attributable to the non-controlling interest	6,581	3.4	2,329		6,852	vii	9,181		4.7
Net income attributable to Class A shareholders	$9,549	4.9%	$31,184		$(14,083)		$17,101		8.7%

Earnings per Class A share:
Basic	$0.10						$0.18
Diluted	$0.09						$0.18

Weighted-average shares outstanding:
Basic	99,557,183				97,589,217	viii	97,589,217
Diluted	105,418,566				97,589,217	viii	97,589,217
*For convenience, we have included this supplemental pro forma information for the three months ended September 30, 2016 that gives effect to the Business Combination as if such information had been consummated on January 1, 2016.
The unaudited pro forma statements of operations for the three months ended September 30, 2016 presents our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred as of January 1, 2016. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.

The Business Combination was accounted for using the acquisition method of accounting. The estimated fair values of the acquired assets and assumed liabilities as of the Closing Date, which are based on the consideration paid and our estimates and assumptions, are reflected herein. The total purchase price to acquire Hostess Holdings has been allocated to the assets acquired and assumed liabilities of Hostess Holdings, based upon preliminary estimated fair values at the Closing Date. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed.
The unaudited pro forma financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Business Combination occurred on January 1, 2016. The unaudited pro forma financial information also does not project our results of operations for any future period or date. The acquisition of Superior Cake Products, Inc. (“Superior”) occurred in May 2016. The unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2016 does not include the results of the Superior acquisition and its related operations prior to the acquisition. We evaluated the impact of the Superior acquisition on the Company’s financial statements and concluded that the impact was not significant and did not separately warrant the inclusion of pro forma financial results assuming the acquisition of Superior on January 1, 2016 under SEC rules and regulations or under GAAP. The pro forma adjustments give effect to the items identified in the pro forma table above in connection with the Business Combination.

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

Reconciliation of Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). This measure may not be comparable to similarly titled measures reported by other companies. We have included these measures because we believe they provide management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.
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
Our presentation of adjusted EBITDA does not exclude the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as the Chief Executive Officer and/or Executive Chairman. These payments were $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2016, respectively. Following completion of the Business Combination, these cash expenses will be approximately $0.3 million annually.

Reconciliation of Adjusted EBITDA (Unaudited)

(In thousands)		Three Months Ended September 30, 2017	Pro Forma Three Months Ended September 30, 2016

Net income		$16,130	$26,282
Plus non-GAAP adjustments:
Income tax provision		10,316	10,473
Interest expense, net		9,966	13,381
Depreciation and amortization		9,722	9,103
Share-based compensation	i.	3,630	—
Tax receivable agreement liability remeasurement	ii.	1,589	—
Recall and other	iii.	—	(3,787)
Other expense	iv.	182	173
Loss on debt modification	v.	2,122	—
Impairment of property and equipment	vi.	1,003	—
Adjusted EBITDA		$54,660	$55,625

i.	For the three months ended September 30, 2017, the Company recognized expense related to stock compensation awarded under the Hostess Brands, Inc. 2016 Equity Incentive Plan.

ii.	For the three months ended September 30, 2017, the Company incurred a loss on the remeasurement of the tax receivable agreement due to a change in a state tax law.

iii.
For the pro forma three months ended September 30, 2016, the Company recovered costs previously incurred in the second quarter of 2016 related to the voluntary recall of product containing undeclared peanut residue attributed to one of the Company’s suppliers.

iv.
During the three months ended September 30, 2017, the Company incurred professional fees related to the registration of certain privately held securities. During the pro forma three months ended September 30, 2016, the Company incurred professional fees attributable to the pursuit of a potential acquisition that has since been abandoned, and other special projects.

v.	During the three months ended September 30, 2017, previously capitalized debt issuance costs were expensed.

vi.
During the three months ended September 30, 2017, the Company transitioned the production of one of its products to a third party and recognized an impairment loss resulting from the idling of the related production equipment.

Net Revenue
Net revenue of $192.3 million decreased 2.0%, or $3.9 million, compared to historical and pro forma net revenue of $196.2 million for the third quarter of 2016. The third quarter 2017 growth in net revenue from current year new product initiatives of $17.0 million, particularly Chocolate Cake Twinkies®, White Fudge Ding Dongs® and Golden Cupcakes was offset primarily by a decrease in net revenue from 2016 product innovations of $14.0 million, the impact of a co-manufacturer's production challenges of approximately $3.2 million and a decrease of revenue from discontinued items of $2.2 million. Net revenue for the quarter was also impacted by point of sale and shipment disruptions from hurricanes Harvey and Irma.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the three months ended September 30, 2017 of $113.9 million represents an increase of $0.3 million or 0.2% from the historical costs of goods sold of $113.6 million for the three months ended September 30, 2016 and an increase of $0.5 million or 0.4% from the pro forma costs of goods sold of $113.4 million for the three months ended September 30, 2016. The increase in the three months ended September 30, 2017 from both historical and pro forma three months ended September 30, 2016 is primarily attributed to additional cost of transportation due to the tightening of shipping capacity and an increase in the percentage of orders on a refrigerated class of transportation.
Gross profit was $78.4 million for the three months ended September 30, 2017, a decrease of $4.2 million, or 5.1%, compared to historical gross profit of $82.6 million for the three months ended September 30, 2016 and a decrease of $4.4 million, or 5.3% compared to pro forma gross profit of $82.8 million for the three months ended September 30, 2016. The decrease in the three months ended September 30, 2017 from both historical and pro forma three months ended September 30, 2016 was primarily attributed to the tightening of shipping capacity and an increase in the percentage of orders on a refrigerated class of transportation, which caused a 120 basis point increase in the cost of transportation as a percentage of revenue. In addition, there was a shift in product mix due to growth in multi-pack and club-pack sales.
Gross margin was 40.8% for the three months ended September 30, 2017, compared to historical gross margin of 42.1% for the three months ended September 30, 2016 and pro forma gross margin of 42.2% for the three months ended September 30, 2016. The decrease in margin for the three months ended September 30, 2017 from both historical and pro forma gross margin for the three months ended September 30, 2016 is primarily due to additional transportation costs and a shift in product mix.
Gross profit for the Sweet Baked Goods segment for the three months ended September 30, 2017 was $73.0 million, or 42.0% of net revenue, compared to gross profit of $76.8 million or 44.0% of net revenue for the historical three months ended September 30, 2016. Gross margin decreased due to the tightening of shipping capacity and an increase in the percentage of orders on a refrigerated class of transportation, which caused a 120 basis point increase in the cost of transportation as a percentage of revenue. In addition, there was a shift in product mix due to growth in multi-pack and club-pack sales.
Gross profit for the Other segment for the three months ended September 30, 2017 was $5.4 million, or 28.9% of net revenue, compared to historical gross profit of $5.8 million, or 26.7% of net revenue for the three months ended September 30, 2016. The increase in margin was attributed to efficiencies in In-Store Bakery operations.

Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses for the three months ended September 30, 2017 of $8.9 million represents a decrease of 14.5% over the historical and pro forma advertising and marketing expenses of $10.4 million for the three months ended September 30, 2016 as a result of lower packaging design costs and reduced permanent wire display deployment during the quarter.
Selling Expense
Selling expense of $7.6 million, or 4.0% of revenue for the three months ended September 30, 2017 was comparable to $8.3 million, or 4.2% of revenue on a historical and pro forma basis for the three months ended September 30, 2016.

General and Administrative
General and administrative expenses for the three months ended September 30, 2017 of $14.5 million represent an increase of $3.7 million or 34.4% over historical general and administrative expenses of $10.8 million for the three months ended September 30, 2016 and an increase of $4.1 million or 38.9% over the pro forma general and administrative expenses of $10.4 million for the three months ended September 30, 2016. The increase of the third quarter 2017 expenses over both the historical and pro forma third quarter 2016 expenses is attributed to increased non-cash share-based compensation of $3.6 million.
Amortization of Customer Relationships
Amortization of customer relationships was $6.0 million for the three months ended September 30, 2017, compared to historical customer relationships amortization of $0.2 million for the three months ended September 30, 2016 and pro forma customer relationships amortization of $6.1 million for the three months ended September 30, 2016. For the third quarter 2016 on a historical basis, amortization expense was based on the valuation of customer relationships acquired from Old Hostess in 2013. The amortization expense for the three months ended September 30, 2017 and the three months ended September 30, 2016 on a pro forma basis reflects the new valuation of the customer relationships acquired through the Business Combination.
Impairment of Property and Equipment
During the three months ended September 30, 2017, we idled a production line in our Columbus, Georgia facility and transitioned the production to a third party. We recognized an impairment loss of $1.0 million.
Related Party Expenses
Related party expenses were $0.1 million for the three months ended September 30, 2017 compared to historical and pro forma expenses of $1.1 million for the three months ended September 30, 2016. These expenses represent payments made to Mr. Metropoulos under the terms of his employment arrangements. Following the Business Combination, the expenses associated with Mr. Metropoulos’s employment arrangement are estimated to be $0.3 million annually.
Tax Receivable Agreement Liability Remeasurement
For the three months ended September 30, 2017, we recorded a loss of $1.6 million due to an adjustment to the tax receivable agreement resulting from a change in a state tax law.
Recall and Other Costs
During the three months ended September 30, 2016, we recovered approximately $4.0 million of previously recognized costs when it was determined that expenses incurred to recall 710,000 cases of snack cakes and donuts for undeclared peanut residue in certain lots of flour would be reimbursed by our flour supplier, Graincraft.
Operating Income
The 25.1% decrease in operating income from a historical basis of $51.7 million for the three months ended September 30, 2016 to $38.7 million for the three months ended September 30, 2017 is primarily from the increase in additional customer relationship amortization as well as share-based compensation, which is included within general and administrative expenses. The decrease was also attributed to lower gross profit due to a change in product mix and lower overall revenues.
Interest Expense, net
Our interest expense decreased 44.6% from $18.0 million for the historical three months ended September 30, 2016 to $10.0 million for the three months ended September 30, 2017 primarily from the refinancing of our Second Lien Term Loan in November 2016 and amendment of our First Lien Term Loan in May 2017. In both cases, the effective interest rate on our outstanding debt was decreased. Additionally, $217 million of principal was repaid as part of the Business Combination. This was offset by the additional interest expense related to our interest rate swap contract, which was effective in May 2017. Excluding expense associated with the principal repayment, interest expense for the three months ended September 30, 2017 decreased 25.5% from pro forma interest expense of $13.4 million for the three months ended September 30, 2016, as a result of the lower effective interest rate offset by the interest rate swap settlement.

Loss on Modification of debt
During the three months ended September 30, 2017, we expensed $2.1 million of previously capitalized debt financing charges, which are offset by a slight gain in the prior period. See Note 1-Summary of Significant Accounting Policies to the consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Other Expense
For the three months ended September 30, 2017, we recorded other expenses of $0.2 million which primarily consisted of professional fees related to the registration of certain privately held securities.
Income Taxes
The income tax expense of $10.3 million for the three months ended September 30, 2017 includes an adjustment to our deferred tax liability of approximately $2.2 million caused by a change to a state tax rate. The remaining tax expense of $8.1 million represents an effective tax rate of 30.7%, giving effect to the non-controlling interest, a partnership for income tax purposes. Historical income tax benefit for the three months ended September 30, 2016 was less than $0.1 million as the Company was a partnership for income taxes prior to the Business Combination, with the exception of the loss attributed to Superior, which is taxed as a corporation. The increase from pro forma tax expense of $10.5 million for the three months ended September 30, 2016 is due to a change in state tax law offset by a decrease in pretax income before income taxes.
Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2017, was $54.7 million, a decrease of $1.0 million, or (1.7)%, compared to pro forma adjusted EBITDA of $55.6 million for the three months ended September 30, 2016. As a percentage of net revenue, adjusted EBITDA was 28.4% for the three months ended September 30, 2017, compared to pro forma adjusted EBITDA of 28.4% of net revenues for the three months ended September 30, 2016.
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
We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Unaudited Segment Financial Data
(In thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(Successor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$173,552	$174,473
Other	18,698	21,724
Net revenue	$192,250	$196,197

Gross profit:
Sweet Baked Goods	$72,965	$76,777
Other	5,400	5,802
Gross profit	$78,365	$82,579

Capital expenditures (1):
Sweet Baked Goods	$9,109	$9,312
Other	205	161
Capital expenditures	$9,314	$9,473

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three months ended September 30, 2017 (Successor) and 2016 (Predecessor).

We have one customer that accounted for 10% or more of our net revenues. The percentage of net revenue from this customer is presented below by segment:

	Unaudited Segment Data
	Three Months Ended
(% of Consolidated Net Revenues)	September 30, 2017	September 30, 2016
Sweet Baked Goods	18.8%	18.1%
Other	0.9%	3.1%
Total	19.7%	21.2%

Unaudited Statement of Operations
Historical and Pro Forma*

	(Successor)		Historical [i] (Predecessor)			Pro forma
(In thousands, except per share data)	Nine Months Ended September 30, 2017	% of Net Revenues	Nine Months Ended September 30, 2016	Pro Forma Adjustments		Nine Months Ended September 30, 2016	% of Net Revenues
Net revenue	$579,967	100.0%	$548,757	—		$548,757	100.0%
Cost of goods sold	333,861	57.6	309,427	315	ii	309,742	56.4
Gross profit	246,106	42.4	239,330	(315)		239,015	43.6

Operating costs and expenses:
Advertising and marketing	24,304	4.2	27,529	—		27,529	5.0
Selling expense	24,418	4.2	23,175	—		23,175	4.2
General and administrative	43,416	7.5	32,015	(653)	ii	31,362	5.7
Amortization of customer relationships	17,860	3.1	468	17,950	iii	18,418	3.4
Impairment of property and equipment	1,003	0.2	7,267	—		7,267	1.3
Business combination transaction costs	—	—	7,065	(6,490)	iv	575	0.1
Related party expenses	284	—	3,431	—		3,431	0.6
Tax receivable agreement liability remeasurement	1,589	0.3	—	—		—	—
Recall and other costs (recoveries)	—	—	473	—		473	0.1
Total operating costs and expenses	112,874	19.5	101,423	10,807		112,230	20.4
Operating income	133,232	22.9	137,907	(11,122)		126,785	23.1
Other expense:
Interest expense, net	29,831	5.1	53,746	(13,871)	v	39,875	7.3
Loss on debt modification	1,948	0.3	—	—		—	—
Other expense	1,309	0.2	2,344	—		2,344	0.4
Total other expense	33,088	5.6	56,090	(13,871)		42,219	7.7
Income before income taxes	100,144	17.3	81,817	2,749		84,566	15.4
Income tax expense	31,608	5.4	294	23,804	vi	24,098	4.4
Net income	68,536	11.8	81,523	(21,055)		60,468	11.0
Less: Net income attributable to the non-controlling interest	24,325	4.2	4,110	16,954	vii	21,064	3.8
Net income attributable to Class A shareholders	$44,211	7.6%	$77,413	(38,009)		$39,404	7.2%

Earnings per Class A share:
Basic	$0.45					$0.40
Diluted	$0.42					$0.40

Weighted-average shares outstanding:
Basic	98,920,808			97,589,217	viii	97,589,217
Diluted	105,840,673			97,589,217	viii	97,589,217
* For convenience, we have included this supplemental pro forma information for the nine months ended September 30, 2016 that gives effect to the Business Combination as if such information had been consummated on January 1, 2016.
The unaudited pro forma statements of operations for the nine months ended September 30, 2016 presents our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred as of January 1, 2016. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.
The Business Combination was accounted for using the acquisition method of accounting. The estimated fair values of the acquired assets and assumed liabilities as of the Closing Date, which are based on the consideration paid and our estimates and assumptions, are reflected herein. The total purchase price to acquire Hostess Holdings has been allocated to the assets acquired and assumed liabilities of Hostess Holdings, based upon preliminary estimated fair values at the Closing Date. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed.

The unaudited pro forma financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Business Combination occurred on January 1, 2016. The unaudited pro forma financial information also does not project our results of operations for any future period or date. The acquisition of Superior occurred in May 2016. The unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2016 does not include the results of the Superior acquisition and its related operations prior to the acquisition. We evaluated the impact of the Superior acquisition on the Company’s financial statements and concluded that the impact was not significant and did not separately warrant the inclusion of pro forma financial results assuming the acquisition of Superior on January 1, 2016 under SEC rules and regulations or under GAAP. The pro forma adjustments give effect to the items identified in the pro forma table above in connection with the Business Combination.

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

Reconciliation of Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). This measure may not be comparable to similarly titled measures reported by other companies. We have included these measures because we believe they provide management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.
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

Our presentation of adjusted EBITDA does not exclude the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as the Chief Executive Officer and/or Executive Chairman. These payments were $0.1 million and $0.2 million for the three and nine months ended September 30, 2017, and $1.1 million and $3.4 million for the three and nine months ended September 30, 2016, respectively. Following completion of the Business Combination, these cash expenses will be approximately $0.3 million annually.

Reconciliation of Adjusted EBITDA (Unaudited)

(In thousands)		Nine Months Ended September 30, 2017	Pro Forma Nine Months Ended September 30, 2016

Net income		$68,536	$60,468
Plus non-GAAP adjustments:
Income tax provision		31,608	24,098
Interest expense, net		29,831	39,875
Depreciation and amortization		28,576	27,352
Share-based compensation	i.	7,990	—
Tax receivable agreement liability remeasurement	ii.	1,589	—
Recall and other	iii.	—	473
Other expense	iv.	1,309	2,342
Loss on debt modification	v.	1,948	—
Impairment of property and equipment	vi.	1,003	7,267
Business combination transaction costs	vii.	—	575
Adjusted EBITDA		$172,390	$162,450

i.	For the nine months ended September 30, 2017, the Company recognized expense related to stock compensation awarded under the Hostess Brands, Inc. 2016 Equity Incentive Plan.

ii.	For the nine months ended September 30, 2017, the Company incurred a loss on the remeasurement of the tax receivable agreement due to a change in state tax law.

iii.
For the nine months ended September 30, 2016, we incurred a loss on a sale/abandonment of property and bakery shutdown costs, primarily due to utilities, insurance, taxes and maintenance expenses related to the Schiller Park, Illinois bakery.

iv.
For the nine months ended September 30, 2017, other expense primarily included professional fees incurred related to the secondary public offering of common stock and the registration of certain privately held warrants. For the pro forma nine months ended September 30, 2016, other expense primarily consisted of professional fees attributed to the pursuit of a potential acquisition that has since been abandoned, and other special projects.

v.	During the nine months ended September 30, 2017, previously capitalized debt issuance costs were expensed.

vi.
During the nine months ended September 30, 2017, the Company transitioned the production of one of its products to a third party and recognized an impairment loss resulting from the idling of the related production equipment. During the pro forma nine months ended September 30, 2016, the Company closed multiple production lines in Indianapolis, Indiana bakery and transitioned production to other facilities resulting in an impairment loss.

vii.	For the pro forma nine months ended September 30, 2016, business combination transaction costs consisted of professional and legal costs for the acquisition of Superior.

Net Revenue
Net revenue was $580.0 million, an increase of $31.2 million, or 5.7%, compared to historical and pro forma net revenue of $548.8 million for the nine months ended September 30, 2016. The increase was primarily due to 2017 new product initiatives along with white space opportunities growth led by In-Store Bakery (which contributed $15.0 million due to the acquisition of Superior and In-Store Bakery product innovation), and other developing sales channels. These amounts were partially offset by lower prior year innovation revenue and discontinued items.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the nine months ended September 30, 2017 of $333.9 million represents an increase of $24.4 million or 7.9% from the historical costs of goods sold of $309.4 million for the nine months ended September 30, 2016 and an increase of $24.1 million or 7.8% from the pro forma costs of goods sold of $309.7 million for the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 from both historical and pro forma nine months ended September 30, 2016 is primarily attributed to the increase in revenue.
Gross profit was $246.1 million for the nine months ended September 30, 2017, an increase of $6.8 million, or 2.8%, compared to historical gross profit of $239.3 million for the nine months ended September 30, 2016 and an increase of $7.1 million, or 3.0% compared to pro forma gross profit of $239.0 million for the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 from both historical and pro forma nine months ended September 30, 2016 is primarily attributed to the increase in revenue.
Gross margin was 42.4% for the nine months ended September 30, 2017, compared to historical gross margin of 43.6% for the nine months ended September 30, 2016 and pro forma gross margin of 43.6% for the nine months ended September 30, 2016. The decrease in margin for the nine months ended September 30, 2017 from both historical and pro forma gross margin for the nine months ended September 30, 2016 is primarily due to a shift in product mix to include the Company’s In-Store Bakery operations and growth in multi-pack and club-pack product sales as a percentage of total revenue. In addition, the cost of transportation as a percentage of net revenue increased 60 basis points due to tightening of shipping capacity and an increase in the percentage of orders on a refrigerated class of transportation.
Gross profit for the Sweet Baked Goods segment for the nine months ended September 30, 2017 was $230.2 million, or 43.9% of net revenue, compared to gross profit of $227.3 million or 44.7% of net revenue for the historical nine months ended September 30, 2016. Gross margin decreased due to larger growth in our multi-pack and club-pack product sales as a percentage of total sales growth. In addition, the cost of transportation as a percentage of revenue increased by approximately 60 basis points due to tightening of shipping capacity and an increase in the percentage of orders on a refrigerated class of transportation.
Gross profit for the Other segment for the nine months ended September 30, 2017 was $15.9 million, or 28.8% of net revenue, compared to historical gross profit of $12.0 million, or 29.7% of net revenue for the nine months ended September 30, 2016. The decrease in margin was attributed to In-Store Bakery sales.
Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses for the nine months ended September 30, 2017 of $24.3 million represents a decrease of 11.7% over the historical and pro forma advertising and marketing expenses of $27.5 million for the nine months ended September 30, 2016, as a result of lower packaging design costs and reduced permanent display deployment during the year.
Selling Expense
Selling expense of $24.4 million, or 4.2% of revenue for the nine months ended September 30, 2017 was comparable to $23.2 million, or 4.2% of revenue on a historical and pro forma basis for the nine months ended September 30, 2016 due to the addition of In-Store Bakery operations and an adjustment to our bad debt expense.
General and Administrative
General and administrative expenses for the nine months ended September 30, 2017 of $43.4 million represents an increase of $11.4 million or 35.6% over historical general and administrative expense of $32.0 million for the nine months ended September 30, 2016 and an increase of $12.1 million or 38.6% over the pro forma general and administrative expenses of $31.4 million for the nine months ended September 30, 2016. The increase of the 2017 expenses over both the historical and pro forma 2016 expenses is attributed to increased non-cash share-based compensation of $8.0 million and increased professional fees related to public company compliance of $2.6 million.

Amortization of Customer Relationships
Amortization of customer relationships was $17.9 million for the nine months ended September 30, 2017, compared to historical customer relationships amortization of $0.5 million for the nine months ended September 30, 2016 and pro forma customer relationships amortization of $18.4 million for the nine months ended September 30, 2016. For the third quarter 2016 on a historical basis, amortization expense was based on the valuation of customer relationships acquired from Old Hostess in 2013. The amortization expense for the nine months ended September 30, 2017 and the nine months ended September 30, 2016 on a pro forma basis reflects the new valuation of the customer relationships acquired through the Business Combination.
Impairment of Property and Equipment
During the nine months ended September 30, 2017, we idled a production line in our Columbus, Georgia facility and transitioned the production to a third party. We recognized an impairment loss of $1.0 million.
For the nine months ended September 30, 2016 on a historical and pro forma basis, we recorded an impairment loss of $7.3 million resulting from the closure of multiple production lines at the Indianapolis, Indiana bakery and the transition of those production lines to other facilities. There was no such activity for the the nine months ended September 30, 2017.
Tax Receivable Agreement Liability Remeasurement
For the nine months ended September 30, 2017, we recognized a loss of $1.6 million related to a remeasurement of the tax receivable agreement due to a change in state tax law.
Recall and Other Costs
For the nine months ended September 30, 2016, other costs, on both a historical and pro forma basis, are attributed to utilities, insurance, taxes, and maintenance expenses related to the closure of our Schiller Park, Illinois bakery.
Related Party Expenses
Related party expenses were $0.3 million for the nine months ended September 30, 2017 compared to historical and pro forma expenses of $3.4 million for the nine months ended September 30, 2016. These expenses represent payments made to Mr. Metropoulos under the terms of his employment arrangements. Following the Business Combination, the expenses associated with Mr. Metropoulos’s employment arrangement are estimated to be $0.3 million annually.
Operating Income
The 3.4% decrease in operating income from historical operating income of $137.9 million for the nine months ended September 30, 2016 to $133.2 million for the nine months ended September 30, 2017 attributed to additional depreciation and amortization and stock-based compensation in 2017 offset by an increase in sales. When considering the additional depreciation and amortization expense resulting from the Business Combination, operating income for the nine months ended September 30, 2017 increased $6.4 million or 5.0% compared to pro forma operating income for the nine months ended September 30, 2016.
Interest Expense, net
Our interest expense decreased 44.5% from $53.7 million for the historical nine months ended September 30, 2016 to $29.8 million for the nine months ended September 30, 2017 primarily from the refinancing of our Second Lien Term Loan in November 2016 and the amendment of our First Lien Term Loan in May 2017. In both cases, our effective interest rate on outstanding debt was decreased. Additionally, $217 million of principal was repaid as part of the Business Combination. This was offset by the additional interest expense related to our interest rate swap, which was effective in May 2017. Excluding expense associated with the principal repayment, interest expense for the nine months ended September 30, 2017 decreased 25.1% from pro forma interest expense of $39.9 million for the nine months ended September 30, 2016, as a result of the lower effective interest rate offset by the interest rate swap settlement.
Loss on Modification of Debt
During the nine months ended September 30, 2017, we expensed $2.1 million of previously capitalized debt financing charges. See Note 1-“Summary of Significant Accounting Policies” to the consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Other Expense
For the nine months ended September 30, 2017, we recorded other expenses of $1.3 million which primarily consisted of legal and professional fees related to a secondary public offering of common stock which was completed in April 2017 and the registration of certain privately held warrants which was completed in June 2017. For the nine months ended September 30, 2016, historical and pro forma other expense of $2.3 million was attributed to professional fees incurred in the pursuit of a potential acquisition that was subsequently abandoned, and other special projects.
Income Taxes
The income tax expense of $31.6 million for the nine months ended September 30, 2017 includes an adjustment to our deferred tax liability of approximately $2.2 million caused by a change to a state tax rate. The remaining tax expense of $29.4 million represents an effective tax rate of 29.4% giving effect to the non-controlling interest, a partnership for income tax purposes. There was no historical income tax expense until the acquisition of Superior in May 2016, as the Company was a partnership for income tax purposes prior to the Business Combination.
Adjusted EBITDA
Adjusted EBITDA was $172.4 million for the nine months ended September 30, 2017, an increase of $9.9 million, or 6.1%, compared to pro forma adjusted EBITDA of $162.5 million for the nine months ended September 30, 2016. As a percentage of net revenue, adjusted EBITDA was 29.7% for the first nine months of 2017, which was comparable to pro forma adjusted EBITDA of 29.6% of net revenues in the same period last year.
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
We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Unaudited Segment Financial Data
(In thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(Successor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$524,731	$508,288
Other	55,236	40,469
Net revenue	$579,967	$548,757

Gross profit:
Sweet Baked Goods	$230,217	$227,322
Other	15,889	12,008
Gross profit	$246,106	$239,330

Capital expenditures (1):
Sweet Baked Goods	$24,772	$25,701
Other	643	211
Capital expenditures	$25,415	$25,912

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the nine months ended September 30, 2017 (Successor) and 2016 (Predecessor).

The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Unaudited Segment Data
	Nine Months Ended
(% of Consolidated Net Revenues)	September 30, 2017	September 30, 2016
	(Successor)	(Predecessor)
Sweet Baked Goods	18.9%	20.3%
Other	0.8%	1.5%
Total	19.7%	21.8%

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
We had working capital, excluding cash, as of September 30, 2017 and December 31, 2016 of $30.3 million and $20.6 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of September 30, 2017, we had approximately $96.1 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2017 (Successor) were $117.8 million and for the nine months ended September 30, 2016 (Predecessor) were $89.5 million. The increase in cash flows provided by operating activities between the two periods is due to an increase in income before taxes and the timing of vendor payments processed through accounts payable offset by higher inventory and prepaid expense balances.
Cash Flows from Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2017 (Successor) and 2016 (Predecessor) were $24.4 million and $71.7 million, respectively. Cash outflows from investing activities decreased from 2016 due to the acquisition of Superior in 2016.
Our property and equipment capital expenditures primarily consisted of strategic growth initiatives, maintenance and productivity improvements. We expect that our cash outflows for capital expenditures will be approximately $5.0 million to $15.0 million during the remainder of 2017.

Cash Flows from Financing Activities
Cash flows used in financing activities were $19.1 million for the nine months ended September 30, 2017 (Successor) and $18.1 million for the nine months ended September 30, 2016 (Predecessor). In both periods, financing activities were primarily attributed to scheduled principal payments on long term debt and distributions to partners/non-controlling interest in respect of their tax liability.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of September 30, 2017.
As of September 30, 2017, $993.8 million aggregate principal amount of the Second Amended First Lien Term Loan and $3.9 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. See Note 14 -- “Commitments and Contingencies” to the consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding the letters of credits.
As of September 30, 2017, the Company was in compliance with the covenants under the Second Amended First Lien Term Loan and the Revolver.
Commitments and Contingencies
As of September 30, 2017, the Company has commitments and contingencies for tax receivable arrangements, debt, operating leases, and advance purchase commitments. Refer to Note 14--“Commitments and Contingencies” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Contractual Commitments as of September 30, 2017	Total Committed	Commitments within 1 year	Commitments beyond 1 year
(In thousands)
Tax receivable agreement	$175,487	$—	$175,487
Second Amended First Term Loan	993,763	9,963	983,800
Interest payments on Term Loan	180,924	36,928	143,996
Distribution Center (Shorewood, IL)	2,656	1,763	893
Corporate office lease (Kansas City, MO)	426	243	183
Corporate office lease (Dallas, TX)	6	6	—
Superior capital lease	683	200	483
Ingredient procurement	82,400	69,200	13,200
Packaging procurement	44,300	39,100	5,200
	$1,480,645	$157,403	$1,323,242
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

During the three months ended September 30, 2017, we recognized approximately $1.6 million of expense to adjust the tax receivable agreement to reflect an increase to the estimated future cash tax savings rate attributed to a state tax law change. We recognized a corresponding loss on the consolidated statement of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate market risk.
Market risk on variable-rate financial instruments
Our Second Amended First Lien Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at September 30, 2017 for the outstanding Second Amended First Lien Term Loan was a LIBOR-based rate of 3.74% per annum. At September 30, 2017, the subsidiary borrower had an aggregate principal balance of $993.8 million outstanding under the Second Amended First Lien Term Loan.At September 30, 2017, the subsidiary borrower had $96.1 million available for borrowing, net of letters of credit of $3.9 million, under its Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
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
The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable of approximately $1.3 million and $3.3 million for the three and nine months ended September 30, 2017, respectively, after accounting for the impact of our swap contract.

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

Changes in Internal Control over Financial Reporting
As of September 30, 2017 we continue to engage in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the November 4, 2016 Business Combination. We have hired a third-party consultant to assist us with this effort.
Except as disclosed above related to design and implementation, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 14.--Commitments and Contingencies to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 14, 2017. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1	HB Key Executive Severance Benefit Plan, dated as of September 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 18, 2017)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on November 8, 2017.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer