Form 10-K
period 2017-12-31
Hostess Brands, Inc.
filed 2018-02-28
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001‑37540
HOSTESS BRANDS, INC.

(f/k/a GORES HOLDINGS, INC.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47‑4168492 (I.R.S. Employer Identification No.)
1 East Armour Boulevard Kansas City, MO (Address of principal executive offices)	64111 (Zip Code)
(816) 701‑4600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value of $0.0001 per share	NASDAQ Capital Market
56,499,890 Warrants, each exercisable for half share of Class A Common Stock	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017, computed by reference to the closing price reported on the NASDAQ Capital Market on such date was $1,460,103,929 (90,689,685 shares at a closing price per share of $16.10).

Shares of Class A common stock outstanding - 99,855,625 shares at February 23, 2018
Shares of Class B common stock outstanding - 30,255,184 shares at February 23, 2018

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HOSTESS BRANDS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward‑looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Annual Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified and discussed in Item 1A-Risk Factors in this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion and analysis of our financial condition and results of operations included in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K.
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
On November 4, 2016 (the “Closing Date”), in a transaction referred to as the “Business Combination,” Gores Holdings, Inc. acquired a controlling interest in Hostess Holdings, L.P. (“Hostess Holdings”), an entity owned indirectly by C. Dean Metropoulos (the “Metropoulos Entities”) and certain equity funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds” and, together with the Metropoulos Entities, the “Legacy Hostess Equityholders”). Hostess Holdings had acquired the Hostess brand and certain strategic assets out of the bankruptcy liquidation proceedings of its prior owner (“Old Hostess”), free and clear of all past liabilities, in April 2013, and relaunched the Hostess brand later that year.
In connection with the closing of the Business Combination, Gores Holdings, Inc. changed its name to “Hostess Brands, Inc.” and its trading symbols on NASDAQ from “GRSH” and “GRSHW,” to “TWNK” and “TWNKW”.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. (“we”, “us” or the “Company”) is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date.

PART I
Item 1. Business

Hostess - Who We Are

Timeline Since Relaunch

Hostess Brands, Inc. is a leading packaged food company whose brands date back to 1919, when the Hostess® CupCake was introduced, followed by Twinkies® in 1930. Our brands represent 17.2% of the Sweet Baked Goods (“SBG”) category according to Nielsen total universe for the 52-week ended December 30, 20171.
We believe our strong brand history and our market position in the SBG category provide an unparalleled platform to execute our strategic initiatives.

1Unless otherwise noted, all market data is from Nielsen Total Universe for the 52-week period ending December 30, 2017.

The Brand
Hostess® has been an iconic American brand for generations. In April 2013, we acquired the Hostess® and Dolly Madison® brands out of the bankruptcy liquidation proceedings of its prior owners, free and clear of all prior liabilities, contracts, deferred taxes and other “legacy” issues. After a brief hiatus in production, we began providing Hostess products to retailer partners and consumers nationwide in July 2013. We offer a variety of new and classic treats under the Hostess® brand including Twinkies®, Cupcakes, Ding Dongs®, Ho Hos®, Donettes®, and Zingers® among others. By combining Hostess’ strong reputation with innovative technology and a Direct-To-Warehouse (“DTW”) business model, we rapidly recaptured market share.
In nearly five years we have invested approximately $200 million to upgrade our manufacturing footprint, implement new IT systems and enhance production efficiency through the installation of automated baking and packaging lines. These investments, combined with our DTW distribution model, have reestablished Hostess’ leading, premium brand position in the $6.6 billion U.S. SBG category and have increased our distribution channels and paved new growth opportunities for the Company.
Our DTW distribution model uses centralized distribution centers and common carriers to fill orders, with products generally delivered to our customers’ warehouses. This model has eliminated the need for Direct-Store-Delivery (“DSD”) routes and drivers which has allowed us to expand our core distribution while gaining access to new channels (e.g., further penetration into convenience, drug store, dollar, foodservice, and cash & carry). We have both renewed and added relationships with retailers and distributors around the country.
Products
The following is a summary of our principal product lines:

Twinkies®	Coffee Cakes
Donettes®	Cinnamon Rolls
Cupcakes	Honey Buns
Ding Dongs®	Sno Balls®
Fruit Pies	Chocodiles®
Mini Muffins	Brownies
Ho Hos®	Bread and Buns
Suzy Qs®	Jumbo Muffins
Danish	Eclairs
Iced Cookies	Hostess Bake Shop™
Madeleines	Hostess Bakery Petites™
Zingers®

Experienced team with an entrepreneurial spirit.
The Company’s culture is an integral part of our strategy, built on entrepreneurship, innovation, collaboration and a competitive spirit. Embodying these tenets is a strong and experienced management team, led by our Executive Chairman, Dean Metropoulos. With our CEO Bill Toler’s expected retirement, Dean Metropoulos has expanded his duties as Executive Chairman to ensure continuity of leadership.
Dean Metropoulos has been involved in many successful transactions involving brands such as Chef Boyardee, Duncan Hines, Ghirardelli Chocolate, Bumble Bee Tuna, Pabst Blue Ribbon, Premier Foods (the biggest UK food company), and Mumm and Perrier Jouet Champagnes. Dean Metropoulos has over 30 years of experience revamping iconic brands throughout the consumer space. In addition, we believe we have a strong supporting cast of senior leaders. Key team members have on average over 19 years of industry experience and expertise across all business functions.

Our management team is complemented by an experienced Board of Directors, all of which have senior executive leadership and bring with them extensive consumer products knowledge. Our board members include:

•	Dean Metropolous

•	Bill Toler

•	Mark R. Stone

•	Laurence Bodner

•	Neil P. DeFeo

•	Jerry D. Kaminski

•	Craig D. Steeneck

A detailed biography of each of our board members and key management team members can be found at www.hostessbrands.com. Unless expressly stated otherwise, the information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.
Our Growth Strategy
Our strategy is to be the premium sweet baked goods market leader in the United States by producing innovative products which enable us to grow faster than the SBG category.  This growth will be driven by our strategic initiatives:
Strategic initiatives

–	Core distribution expansion

–	Innovation

–	Expansion of white space

–	Platform for future acquisitions

Our strategic initiatives have been a key part of our success since our launch in 2013. We continue to execute on these as we launch items that expand on our core distribution and whitespace opportunities. With our recent acquisition of the Cloverhill® bakery in February 2018, we continue to leverage our position and deliver on our strategic initiatives.
Core Distribution Expansion
We plan to capitalize on the strength of the Hostess® brand and our attractive retailer economics in order to drive growth by generating new customers and increasing the number of stores carrying our products. With the potential afforded by the extended reach of the warehouse model, distribution and market share gains are expected to come from traditional channels (“core expansion”) through our investment in quality, targeted marketing, product renovation and a focus on our top brands and SKUs that continue to deliver. Our top 7 brands in 2017 represented 74.0% of our net revenue for the fiscal year and 82.9% of our market share for the 52-weeks ending December 30, 2017. The Company grew total distribution points by 11% in 2017.
Our brand strategy, combined with investments in highly effective marketing and brand-building, has resulted in what we believe to be one of the strongest brand equities in snacking. While we have re-established and grown our presence throughout the traditional channels in which Old Hostess previously operated, there remains further opportunity to close the gap in market share relative to Old Hostess’ penetration. By expanding points of distribution, increasing SKU assortments and recapturing shelf space in existing retailers, we plan to continue our top line growth. Our top three products (Donettes®, Twinkies® and Cupcakes) have All Commodity Volume (“ACV”) distribution rates in core channels that are significantly higher than the average rate achieved by other products in our portfolio (based on Nielsen 52 weeks ending December 30, 2017) . These high levels are directly correlated to our focused approach on our strategic initiatives. By applying this tailored and focused approach to our other existing product lines, we will work with retailers to expand the average number of SKUs offered and attempt to reduce distribution gaps. The average number of products selling at core retailers today is approximately 23 items.
Innovation

Our innovation is key to fueling our growth. We extend the Hotess® brand in segments to meet consumer demand. In doing this, we are devoted to maintaining our iconic brands while contemporizing in order to stay relevant with consumers into the future. Supporting our premium position requires us to evolve with changing consumer preferences and trends.
The success of our product innovation is in part driven by understanding consumer preferences, providing awareness and trials by partnering with our customers, all while maintaining our iconic brands and product quality. With strong innovation from previous years, we continued in 2017 with a robust pipeline of innovation including peanut butter products, Hostess Bake Shop™, and Hostess Bakery Petites™. This, combined with flavor innovation in 2017 with the Golden Cup Cake, Chocolate Cake Twinkies®, and White Fudge Ding Dongs®, led to a contribution of approximately $62.5 million of net revenue from products launched in 2017. We will continue this innovation and expect to introduce a number of new items in early 2018.
During 2017 we launched Hostess Bakery Petites™, a premium snacking platform made with no artificial flavors or colors or high fructose corn syrup. We believe there is growth potential in providing an on-the-go snacking option for ingredient conscious consumers. We continue to develop new flavors and platforms, and have a robust innovation pipeline that expands the Hostess brand across categories.
The in-store bakery (“ISB”) sections of grocery and club retailers are increasingly utilized to provide a differentiated shopping experience and to showcase product offerings. Our Superior on Main® and Hostess Bake Shop™ brands include eclairs, madeleines, brownies, and iced cookies, as well as preservative-free and gluten-free products offered in the ISB section.
The breakfast sub-category is a significant opportunity for the Company where our share is 15%, nearly a 5.0% share gap compared to All Day Snacking. This sub-category represents approximately 51.3% of the $6.6 billion SBG category according to Nielsen U.S. total universe for the 52 weeks ended December 30, 2017. According to a July 2016 study by Mintel, convenience and brand preference continue to influence snack selection, as over half of U.S. consumers rate portability as a key attribute in breakfast items. These consumption trends play to our strengths as our products conveniently come packaged in both single-serve and multipack varieties. In addition, we have launched a line of Hostess jumbo muffins, danishes, and glazed donuts, which have been well-received as new breakfast offerings. Further to this, we expect our recent acquisition of the Cloverhill® bakery in Chicago to enable us to leverage our current platform and to expand our breakfast capabilities in this core product category.
We also understand the need to continually evolve while maintaining the tradition and offerings our loyal consumer base has come to know and love. We have been actively investing in new product development and building our long-term pipeline, leveraging our innovation pipeline and commercialization process to bring new products to market in a timely fashion. Our product innovation strategy is organized around four key objectives:

•	Complementing our existing product offering by launching classic products not yet launched or entirely new products in SBG sub-segments where we currently do not compete;

•	Launching line extensions to drive sub-brand reach;

•	Unlocking new consumer segments with new benefits and / or occasions; and

•	Expanding into new categories and markets to drive highly incremental growth.
Whitespace opportunity
We continue to penetrate ISB in the grocery and club channels. Our ISB focus is on core product support and seasonality-relevant core extensions by leveraging the Superior on Main® market presence and product offerings. We have had early success with our licensing in frozen retail and continue to expand into food service through our relationship with a national distributor. We have products that are now packaged for sale in Mexico, the United Kingdom and Canada through third parties. Our products are also sold on various e-commerce platforms.

Platform for future acquisitions
We believe we serve as a platform for growth. Within the fragmented consumer packaged goods market, there exists the opportunity to drive value creation through acquisitions by leveraging our brand, platform, infrastructure and performance driven management culture. We are committed to seeking-out opportunities that add new capabilities to our already broad offerings.
The acquisition of the Cloverhill® bakery in Chicago, IL, announced in February 2018, is an example where we can leverage our warehouse model and expand our existing breakfast capabilities1. As we explore other opportunities, we will consider our ability to leverage the brand in indulgent Snacking, expand into ISB, and integrate existing SBG business to be produced on our existing assets or integrate a broader market to leverage our warehouse model.
Our experienced management team includes several individuals who have successfully managed and acquired consumer businesses. We believe our scale, access to capital and management experience will allow us to consider both small and large acquisitions in the future and to integrate them in a seamless fashion.

1 For the 52-week period ended December 30, 2017, Breakfast represented 51% of the SBG category and we had a 15% share compared to All Day Snacking, which represents 49% of the SBG category, where we had a 20% share

The Category: Large and Attractive
Nearly all U.S. consumers eat snacks at least once per day. The U.S. SBG category is one of the largest categories within the broader $97 billion U.S. Total Snack category, with estimated retail sales of $6.6 billion in 2017 according to Nielsen U.S. total universe for the 52 weeks ended December 30, 2017. The SBG category includes breakfast items (e.g., donuts, breakfast danishes, and muffins) and all-day snacking items (e.g., snack cakes, pies, bars, brownies, blondies, and cookies). According to The Nielsen Company, the Sweet Snacks category (Candy, Cookies, Desserts, Fruit Snacks, SBG) accounted for 59.2% of the Total Snacks category dollars.
Since its reintroduction to the market in 2013, the Hostess® brand has contributed significantly to the total growth of the SBG category. During the Hostess® brand’s hiatus from 2012 to 2013 the category declined by 8%. From the reintroduction of Hostess® through December 31, 2017, the category has grown 14%.
During 2017, the Hostess® brands contributed $38 million or 3.5% to the category’s growth. All other brands on a combined basis declined $95 million. The Hostess® brand’s 17.2% share of the category represents an opportunity for continued growth in comparison to its pre-hiatus share of 22.8%. Hostess® is the number one brand in the two largest SBG category segments: snack cakes and doughnuts. These two segments accounted for 49% of total category sales volume. The brand’s average price point is at an 80% premium over the category leader.
Competitive landscape

Hostess® is #2 in the U.S. SBG category. The top three brands account for 60% of the SBG retail sales according to Nielsen, while the rest of the category remains fairly fragmented. With limited private label penetration within the category (3.5% market share vs. 19.5% for overall packaged food), consumers have shown a strong preference for trusted brands within the SBG category. The leading positions are solidified through extensive product portfolios, strong brand awareness, established distribution capabilities and long-standing relationships with critical high-volume retailers. Furthermore, high levels of capital investment are required to establish manufacturing and distribution capabilities of meaningful scale, providing additional barriers to entry.
Seasonality
Sweet baked goods revenues tend to be moderately seasonal, with declines during the early winter period, which we believe are attributable to altered consumption patterns during the holiday season. We expect this trend to continue and continue to be applicable to our business. We strive to mitigate the seasonality by running certain targeted promotional campaigns.
Strategy Execution
Our Competitive Strengths
Leading brands synonymous with American snacking
We believe that we have maintained our brand power and category awareness for nearly a century by satisfying consumers’ need for fun, light-hearted treats. We believe our portfolio of highly recognized products is synonymous with American snacking, and there is perhaps no better indicator of this than our 90%+ brand awareness, according to a Harman Atchison study in 2014. We believe that we have established our leadership position in the SBG segment through the strength and quality of our products, developing and promoting a brand that unites our loyal consumer base and by pricing our products at a reasonable premium to other snacking alternatives.
The New Hostess is an innovation engine
When we relaunched Hostess®, we set out to challenge the status quo business model of our competitors. We established our innovative DTW distribution model and heavily invested in our bakeries, which has resulted in energy, labor and time savings, along with the ability to achieve efficiently made quality products. These investments paved the way for new product innovation. Unlike Old Hostess, whose DSD model required new products to be manufactured on various lines in multiple facilities in order to facilitate distribution across the country, we can now leverage our existing infrastructure and produce new products on one line in one facility. Centralized production allows us to continually innovate and bring new products to market while not disrupting the production of our existing product portfolio.
We are devoted to maintaining our iconic brands while contemporizing in order to stay relevant with consumers into the future. We believe that to support our premium position, we must continually evolve with changing consumer preferences and trends. As such, we have created an infrastructure that allows us to remain flexible. We continue to develop new flavors and platforms, and have a robust innovation pipeline that expands the Hostess® brand across categories. Recent launches include White Fudge Ding Dongs®, Hostess Bake Shop™ , Hostess Bakery Petites™ and Peanut Butter Ho Hos®. Collectively, we believe our product launches have been successful and augmented our top line growth. Product launches in 2017 have resulted in net revenue of $62.5 million for the year ended December 31, 2017.
DTW Distribution Model
We believe our DTW distribution model has created a substantial whitespace opportunity, which is one of the key drivers that we expect to fuel our future growth. We have greater access to convenience, drug and dollar stores. Distributing to these channels under a DSD model can be inefficient due to small average drop size. Similarly, we have an opportunity to continue building distribution in the drug store channel after having successfully established a strong presence. Historically, DSD snack cake companies have competed with candy and tobacco distributors; however, our

DTW model has enabled us to partner with these third-party distributors who can profitably penetrate both the convenience store and drug store channels and who are looking for opportunities to gain share in the SBG category. For 2017, convenience and drug stores accounted for 32.6% of net revenues. We have established a strong presence and market share in the drug store channel and are focused on continuously expanding coverage of convenience stores. These partnerships further expand our distribution reach in a highly efficient manner, and we believe they will add to our growth potential going forward.
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
 The DTW model is enabled by our extended shelf life (“ESL”) technology. Some of our products are shipped frozen at the request of certain retailers. As a result of our DTW model, we do not keep a significant backlog of finished goods inventory, as our fresh bakery products are promptly shipped to our distribution centers after being produced.
Highly efficient and profitable business model.
We continue to invest heavily in automation, which allows for improved product quality, consistency and efficiency. However, the benefits of our industry redefining model are felt even after our products leave the bakery. By shipping products using prebuilt, shippable display cases through our DTW network, we believe we now offer retailers an enhanced merchandising asset and the ability to execute nationwide marketing campaigns with retail-ready displays placed in stores across the country all on the same day. Given the impulse driven nature of the category, in-store displays are a key differentiator in driving sales velocities.
Our business model is supported by cost-advantaged manufacturing and distribution, expanded channel/retail store reach and enhanced in-store merchandising capabilities, and offers retailers attractive margins that incentivize further distribution of our products.
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
Investment of Capital
With nearly $200 million invested in the business since the re-launch in 2013, combined with our growth strategy, we anticipate continued investment in the business under our strategic initiatives. Our capital investment focus will be on operational capabilities that directly support or expand our growth and innovation. Further, we anticipate continued investment in automation and productivity gains.
Production
We produce Hostess® and/or Dolly Madison® products at three baking facilities located in Emporia, Kansas; Columbus, Georgia; and Indianapolis, Indiana. In-Store bakery products are produced at two baking facilities located in Southbridge, Massachusetts. We have invested heavily in baking and packaging technology to improve productivity and efficiency, including installing two Autobake systems and a fully-automated packaging system. A portion of our products are co-manufactured and packaged under our brands and sold through our distribution facilities.

Our state of the art Autobake technologies have resulted in significant energy, labor and time savings. The technology provides fully-automated industrial baking ovens and systems, combining cost efficient, compact and continuous baking solutions that can be custom configured. The first Autobake, which exclusively produces Twinkies®, was installed in Emporia, Kansas in July 2014. Its capabilities include equipment that fully-automates the packaging process (from wrapping to palletizing). We installed the second Autobake in Emporia in March 2015, which exclusively produces cupcakes.
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
We have strategic, long-term relationships with our key suppliers for our raw materials and packaging that help leverage our buying power. While the cost of some raw materials has, and may continue to, increase or decrease over time, we believe that we will be able to purchase an adequate supply of raw materials as needed. We also sole source certain raw materials. We have multiple vendors that meet the Company’s supply requirements for the sole sourced materials, except in the case of the enzymes used in our ESL technology. With respect to the enzymes, we continue to evaluate other sources in order to maintain business continuity and flexibility.
Customers
Our top 10 customers in 2017 accounted for 59.9% of total net revenue. During 2017, our largest customer, Wal-Mart and affiliates, represented 20.4% of our net revenue. No other customer accounted for more than 10% of 2017 net revenue. The loss of, or a material negative change in, our relationship with Wal-Mart or any of our other top 10 customers could have a material adverse effect on our business. Our customers include mass merchandisers, supermarkets and other retailers, distributors, convenience, drug and dollar stores.
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
Research and Development
The majority of our research and development spend is dedicated to enhancing and expanding our product lines, responding to changing consumer preferences and trends and continuing to enhance the taste of our products. In addition, our research and development organization provides technical support to ensure that our core products are consistently produced in accordance with our high standards of quality and specifications. Finally, this department is charged with developing processes to reduce our costs without adversely affecting the quality of our products.
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
Employees
As of December 31, 2017, we employed approximately 1,340 people. Of our total workforce, approximately 1,170 were located at our bakery facilities. The remaining workers comprised functions including operations management, sales and supply chain, among others. In early 2015, we entered into collective bargaining agreements with the local unions of the Bakery, Confectionary, Tobacco Workers and Grain Millers Union in Indianapolis, Indiana and Columbus, Georgia. Approximately 360 employees are covered by these collective bargaining agreements.
We consider our relations with employees to be good and have not experienced a strike or significant work stoppage.
Employee Safety and Environmental Sustainability
We are committed to keeping our employees safe, protecting the environment and providing developmental opportunities for our employees.  We endeavor to be a company of energized people and to be a good corporate citizen.
Our goal is to create a higher standard of living and quality of life for our employees and our communities.  New automation, safety investments and behavioral safety training have resulted in higher employee engagement and lower workers’ compensation costs. We meet periodically with local and state leaders to discuss business planning and ways to become a better community partner with educational, municipal and regulatory agencies.  We promote participation in charitable organizations and make philanthropic donations in some of the communities where we operate.
We also routinely donate a portion of our excess production to food banks in areas where we operate.
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
Item 1A. Risk Factors
You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. The risks described below are those which we believe are the material risks that we face. Additional risks not presently known to us or which we currently consider immaterial may also have an adverse effect on us. Any risk described below may have a material adverse impact on our business or financial condition. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
Any litigation regarding intellectual property (including third-party infringement claims or litigation initiated by us to protect our intellectual property rights) could be costly and time-consuming and could divert management’s and other key personnel’s attention from our business operations. Any of the occurrences outlined above could materially and adversely affect our reputation, product sales, financial condition and operating results.
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
We may be unable to correctly predict, identify and interpret changes in consumer preferences and demand and offer new products or methods of distribution to meet those changes.
Consumer preferences for food and snacking products change continually. Our success will depend on our ability to predict, identify and interpret the tastes, dietary habits, purchasing behavior and other preferences of consumers and to offer products that appeal to these preferences. Moreover, weak economic conditions, recession or other factors could affect consumer preferences and demand. If we do not offer products that appeal to consumers or if we misjudge consumer demand for our products, our sales and market share will decrease and our profitability could suffer.

We continually introduce new products or product extensions and our operating results and growth will depend upon the market reception of such new products. There can be no assurance that new products will find widespread acceptance among consumers, and unsuccessful product launches may decrease our profitability and damage our brands’ reputation.
The continued prevalence of e-commerce and other methods of distribution outside of traditional retail shopping could also impact our sales and profitability if we are unable to adequately modify the marketing and distribution of our product in response.
In addition, prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers are increasingly focused on health and wellness, and aware of product ingredients such as added sugar and artificial flavors or colors. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Continued negative perceptions and failure to satisfy consumer preferences could materially and adversely affect our reputation, product sales, financial condition and operating results.
We operate in a highly competitive industry.
The sweet baked goods (“SBG”) industry is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, price, trade promotion, consumer promotion, customer service, and the ability to identify and satisfy emerging consumer preferences. We face competition from other large national bakeries, smaller regional operators, supermarket chains with their own private labeled brands, grocery stores with their own in-store bakery departments and diversified food companies. Our competitors include a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them, and may be substantially less leveraged than us. We may not be able to compete successfully with these companies. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which could materially and adversely affect our margins and could result in a decrease in our operating results and profitability.
Our growth may be limited by our inability to maintain or add additional shelf or retail space for our products.
Our results will depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. However, our ability to do so may be limited by our inability to secure additional shelf, display, or other retail space for our products. Retail space for sweet baked goods is limited and subject to competitive and other pressures, and there can be no assurance that retail operators will provide us sufficient space for our products to enable us to meet our growth objectives. If we are unable to maintain or increase our retail space, we could experience an adverse impact on our financial condition and operating results.
Our success will depend on our continued ability to produce and successfully market products with extended shelf life.
We have invested to extend our product shelf life, while maintaining our products’ taste, texture and quality. Extended shelf life, or ESL, is an important component of our DTW model. Our ability to produce and successfully market existing and new products with this extended shelf life, while maintaining taste, texture and quality, is essential to our success. If we are unable to continue to produce products with extended shelf life or if the products are not accepted by consumers, we could be forced to make changes to our distribution model and that could have an adverse effect on our product sales, financial condition and operating results.

If we do not successfully integrate and manage our acquired businesses or brands, our operating results may adversely be affected.
From time to time, we acquire businesses or brands to expand our product portfolio and distribution. We may incur unforeseen liabilities and obligations in connection with the acquisition, integration, or management of the acquired businesses or brands and may encounter unexpected difficulties and costs in integrating them into our operating and internal control structures. We may also experience delays in extending our internal control over financial reporting to a newly acquired business, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. Our financial performance depends in large part on how well we can manage and improve the performance of acquired businesses or brands. We cannot assure you; however, that we will be able to achieve our strategic and financial objectives for such acquisitions. If we are unable to achieve such objectives, our operating results could be negatively affected.
We may be unable to drive revenue growth in our key products or add products that are faster-growing and more profitable.
The SBG industry’s overall growth is linked to population growth. Our future results will depend on our ability to drive revenue growth in our key products. Because our operations are concentrated in the United States where growth in the SBG industry has been moderate, our success also depends in part on our ability to enhance our portfolio by adding innovative new products. There can be no assurance that new products will find widespread acceptance among consumers. Our failure to drive revenue growth in our key products or develop innovative new products could materially and adversely affect our profitability, financial condition and operating results.
The cost to manufacture our products is subject to pricing volatility.
We purchase and use large quantities of commodities, including flour, sweeteners, edible oils and compound coating to manufacture our products. In addition, we purchase and use significant quantities of corrugate and films to package our products.
Prices for commodities, energy, transportation and other inputs are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather or global climate change, consumer, industrial or investment demand and changes in governmental regulation and trade, alternative energy, and agricultural programs. Rising commodity, energy, transportation and other input costs could materially and adversely affect our cost of operations, which could materially and adversely affect our financial condition and operating results.
Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to utilize forward buying strategies through short-term and long-term advance purchase contracts, to lock in prices for certain high-volume raw materials, packaging components and fuel inputs, these strategies may not protect us from increases in specific raw materials costs.
Continued volatility or sustained increases in the prices of commodities, transportation and other supplies we purchase could increase the costs of our products, and our profitability could suffer. Moreover, increases in the prices of our products to cover these increased costs may result in lower sales volumes. If we are not successful in our buying strategies, or if we are unable to price our products to cover increased costs, then commodity and other input price volatility or increases could materially and adversely affect our financial condition and operating results.
The ability to distribute our products is subject to significant changes in the availability and pricing of transportation.
We utilize third-party carriers to ship our product to customers. The availability of timely and reliable transportation and the associated costs are subject to market demand, carrier capacity, fuel prices and regulatory oversight. Our procurement of transportation services from a diversified group of carriers and continuous monitoring of carrier usage and pricing could be insufficient to protect us from changes in market demand or carrier capacity.

If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our operating results could be adversely affected.
We have several large customers that account for a significant portion of our sales. Wal-Mart and its affiliates is our largest customer and represented approximately 20.4% of our net revenue for the year ended December 31, 2017. Cumulatively, including Wal-Mart, our top ten customers accounted for 59.9% of net revenue for the year ended December 31, 2017.
We do not have long-term supply contracts with any of our major customers. The loss of one or more major customers, a material reduction in sales to these customers for any reason, or the occurrence of a significant business interruption of our customers’ operations would result in a decrease in our revenue, operating results, and earnings.
Our geographic focus makes us particularly vulnerable to economic and other events and trends in North America.
We operate in the United States and, therefore, are particularly susceptible to adverse United States regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of our key ingredients, and other adverse events. The concentration of our businesses in United States could present challenges and may increase the likelihood that an adverse event in United States would materially and adversely affect our product sales, financial condition and operating results.
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
Under the United States Patient Protection and Affordable Care Act (the “ACA”), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and operating results. In addition, changes in federal or state workplace regulations could adversely affect our business, financial condition and operating results.

A portion of our workforce belongs to unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages could cause our business to suffer.
Approximately 26.9% of our employees, as of December 31, 2017, are covered by collective bargaining agreements and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or operating results. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
We may be subject to product liability claims should the consumption of any of our products cause injury, illness or death.
We sell food products for human consumption, which involves risks such as product contamination or spoilage, mislabeling, product tampering and other adulteration of food products. Consumption of a mislabeled, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or law suits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating the business. In addition, publicity regarding these claims could adversely affect our reputation and brands.
Product recalls may increase our costs, negatively impact our brands’ reputation, and adversely affect our business.
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
We operate a DTW distribution system that utilizes third-party centralized distribution centers and common carriers to transport a substantial majority of our products. While this has expanded our distribution reach and reduced delivery costs, we are dependent upon third parties to effectively distribute our products. Any failure by us to deliver our products in a timely manner would have an adverse impact on our sales and our reputation. In addition, we rely on third parties for sales and marketing services. We do not have long-term contracts with any of these third-party service providers. Accordingly, any termination by a third party provider of their services to us, or any failure by these third parties to perform their obligations to us, would have a material adverse impact on our business and operating results.

We may not successfully identify or complete strategic acquisitions, alliances, divestitures or joint ventures.
From time to time, we may evaluate acquisition candidates, alliances or joint ventures that may strategically fit our business objectives, or we may consider divesting businesses that do not meet our strategic objectives or growth or profitability targets. These activities may present financial, managerial, and operational risks, including, but not limited to, diversion of management’s attention from existing core businesses. In addition, to the extent we undertake acquisitions, alliances or joint ventures or other developments outside our core geography or in new categories, we may face additional risks related to such developments. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.
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
Our operations are subject to extensive regulation by the FDA, the FTC and other national, state, and local authorities. For example, we are subject to the FDCA and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or CGMPs, and specifies the recipes for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. In January 2011, the FSMA was signed into law. The law increased the number of inspections at food facilities in the United States in an effort to enhance the detection of food-borne illness outbreaks and order recalls of tainted food products. It also imposes greater responsibility upon factors throughout the food chain to design and implement effective preventive food safety programs. The FTC and other authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our operating results to be adversely affected.
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
Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may reduce demand for such products and could adversely affect our business or operating results.
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, product labeling or warning requirements or limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products. These types of provisions have required that we provide a label that highlights perceived concerns about a product or warns consumers to avoid consumption of certain ingredients or substances present in our products. For example, in California, Proposition 65 requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level.
In addition, the United States has imposed new nutrition labeling regulations that require food manufacturers to declare the quantity of added sugar, as well as update serving sizes and labeling requirements for certain package sizes. As we transition our packaging to comply with the proposed January 1, 2020 compliance deadline, our new product labeling may impact the consumption and public perception of our products.
The imposition or proposed imposition of additional product labeling or warning requirements could reduce overall consumption of our products, lead to negative publicity (whether based in scientific fact or not) or leave consumers with the perception (whether or not valid) that our products do not meet their health and wellness needs. Such factors could adversely affect our business and operating results.

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

In addition, we may be subject to audits of our income, sales and other transaction taxes by United States federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

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
We must hire, retain and develop a highly skilled and diverse workforce. We compete to hire new personnel in the many regions in which we manufacture and market our products and then to develop and retain their skills and competencies. Unplanned turnover or failure to develop adequate succession plans for leadership positions or hire and retain a diverse workforce with the skills and in the locations we need to operate and grow our business could deplete our institutional knowledge base and erode our competitiveness. With our CEO Bill Toler’s expected retirement, Dean Metropoulos has expanded his duties as Executive Chairman to ensure continuity of leadership.
Our inability to find a permanent CEO or the loss of our other senior managers or other key personnel, or our inability to identify, recruit and retain highly skilled personnel, could materially and adversely affect our business, operating results and financial condition.

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
Risks Related to Our Capital Structure
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
We are highly leveraged. As of December 31, 2017, our total balance on long term debt, excluding deferred financing charges, discount, premium, and capital lease obligations, was approximately $993 million. Our high degree of leverage could have important consequences, including:

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

The Metropoulos Entities and The Gores Group have significant influence over us.
As of February 23, 2018, The Gores Group (and related entities) and the Metropoulos Entities beneficially own approximately 28% of our common stock, including approximately 6% of our Class A common stock and 100% of our Class B common stock. Holders of our Class B stock are entitled to vote on all matters presented to the Company’s stockholders, but do not have any economic rights to the distributions of the Company. As long as the Metropoulos Entities and The Gores Group own or control a significant percentage of our outstanding voting power, they will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
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

The Metropoulos Entities’ and The Gores Group’s interests may not align with the interests of our other stockholders. The Metropoulos Entities and The Gores Group are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The Metropoulos Entities and The Gores Group may also pursue acquisition opportunities that may be complementary to our business.

We are required to pay the Metropoulos Entities for a significant portion of the tax benefit relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of our operating subsidiaries resulting from the Metropoulos Entities’ exchange of shares of Class B common stock and Class B units of Hostess Holdings for shares of our Class A common stock.
Class B units in Hostess Holdings may be exchanged (together with the cancellation of shares of our Class B common stock) by the holders thereof for, at the Company’s election, shares of Class A common stock, on a one-for-one basis (subject to customary anti-dilution adjustments), or the cash equivalent of such shares. The exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of our operating subsidiaries that otherwise would not have been available, although the United States Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the United States Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.
We are party to a Tax Receivable Agreement that provides for the payment by us of approximately 85% of the net cash savings, if any, in United States federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) as a result of: (i) certain increases in tax basis resulting from the Business Combination; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the Business Combination and prior to subsequent exchanges of Class B units; (iii) certain increases in tax basis resulting from exchanges of Class B units; (iv) imputed interest deemed to be paid by the Company as a result of payments that it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments that the Company makes under the Tax Receivable Agreement.
In addition, in January 2018, we entered into an agreement with the Apollo Funds terminating all future payment obligations to the Apollo Funds in exchange for a payment of $34.0 million. However, if the Company enters into a definitive agreement on or before January 26, 2019 and that agreement results in a change in control (as defined in the Tax Receivable Agreement), the Company would be required to make an additional payment of $10.0 million to the Apollo Funds.
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
There may be a large number of shares of Class A common stock sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of February 27, 2018, the Metropoulos Entities held approximately 23% of our Common Stock, including 100% of our Class B common stock, and The Gores Group held approximately 5% of our Common Stock. All such shares of Class A common stock held by or obtainable in exchange for Class B common stock and Class B units held by the Metropoulos Entities have been registered for resale under the Securities Act pursuant to a shelf registration statement filed in November 2016.
We have approximately 99,855,625 shares of Class A common stock outstanding as of February 23, 2018. There are also remaining registered shares of Class A common stock that we may issue under the Hostess Brands, Inc. 2016 Equity Incentive Plan, which shares may be freely sold in the public market upon issuance, subject to compliance with stock ownership guidelines and volume limitations applicable to affiliates.
In addition, as of December 31, 2017, there were 44,182,889 public warrants and 12,317,001 private warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock.
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
Our quarterly operating results may fluctuate significantly because of seasonality and several other factors, including:

•	labor availability and costs for hourly and management personnel;

•	profitability of our products, especially in new markets and due to seasonal fluctuations;

•	changes in interest rates;

•	impairment of long-lived assets;

•	macroeconomic conditions, both nationally and locally;

•	disruption in production by us or a co-manufacturer;

•	negative publicity relating to products we sell;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets;

•	fluctuations in commodity prices; and

•	actions by our competitors (e.g., pricing promotions).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

As of December 31, 2017, Hostess operated five baking facilities and three distribution centers and occupied corporate headquarters, as shown in the chart below.

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

Item 3. Legal Proceedings

We are involved in lawsuits, claims and proceedings arising in the ordinary course of business. These matters may involve personnel and employment issues, personal injury, contract and other proceedings arising in the ordinary course of business, which have not resulted in any material losses to date. Although we do not expect the outcome of these proceedings to have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements or claims that could materially impact our results.

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 14--Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A common stock and warrants are currently quoted on NASDAQ under the symbols “TWNK” and “TWNKW,” respectively.
Information as to the high and low sales prices of our stock and warrants for the two years ended December 31, 2017 and 2016 is set forth in Note 16--Unaudited Quarterly Financial Data to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K
Holders of Common Stock
As of February 23, 2018, there were approximately 22 stockholders of record of our Class A common stock and one stockholder of record of our Class B common stock.
Dividend Policy
We currently do not pay dividends and have not paid any cash dividends on our common stock to date.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in column (A))
Equity Compensation Plans approved by stockholders	1,841,246	(1)	15.74	(2)	5,188,682	(3)
Equity Compensation Plans not approved by stockholders	—		—		—
Total

(1)
Consists of shares subject to outstanding stock options, restricted stock units and performance restricted stock units under the Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), some of which are vested and some of which remain subject to the vesting and/or performance criteria of the respective equity award.

(2)	Represents the weighted average exercise price of 827,620 stock options and excludes the impact of 1,448,736 shares of restricted stock units for which no exercise price is payable

(3)	Consists of shares available for future issuance under the 2016 Plan.
For additional information, refer to Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities
The Company did not have any repurchases of common stock for the year ended December 31, 2017.
Earn-out Obligation
In connection with the Business Combination, we agreed to grant additional shares to certain of the Legacy Hostess Equityholders contingent on the Company attaining certain EBITDA targets for the years ended December 31, 2016 and December 31, 2017. The Company did not meet the EBITDA target for the year ended December 31, 2016 or December 31, 2017.

In addition, we agreed to grant additional shares to Mr. Metropoulos as part of the Executive Chairman Agreement if certain EBITDA targets are met for the year ending December 31, 2018. The potential grants range from zero to 2.7 million shares. No amounts were accrued for this earn-out as of December 31, 2017, as management determined that it was not probable these thresholds would be met.

Warrants
As of December 31, 2017, there were 44,182,889 public warrants and 12,317,001 private warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable on December 4, 2016 and expire five years after that date or earlier upon redemption or liquidation. The Company may redeem the outstanding warrants at a price $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. During the the year ended December 31, 2017, the private warrants were registered with the SEC for future potential sales to the public. When sold to the public, the private placement warrants will become public warrants.

Performance Graph
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing.
The following stock performance graph compares, for the period November 30, 2015 (the first day our common stock was traded following our initial public offering) through December 29, 2017 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) the Company’s common stock, (2) the Standard & Poor’s 500 and (3) the Standard & Poor’s 500 Packaged Foods and Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on November 30, 2015 and assumes reinvestment of any dividends.
The stock price performance below is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following table sets forth our net revenues, operating costs and expenses attributable to our operations.

As a result of the Business Combination, we are the acquirer for accounting purposes and Hostess Holdings is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings as “Predecessor” for periods prior to the Closing Date and of us for periods after the Closing Date, including the consolidation of Hostess Holdings. Also see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Supplemental Unaudited Pro Forma Combined Financial Information” for supplemental pro forma combined information for 2016 that gives effect to the Business Combination as if such transaction had been consummated on January 1, 2016.

Statement of Operations Data
(In thousands except for share and per share data)	Year Ended December 31, 2017	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	February 6, 2013 (Inception) through December 31, 2013
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net revenue	$776,188	$111,998	$615,588	$620,815	$554,695	$237,418
Gross profit	326,898	38,714	266,529	262,203	233,932	91,920
Operating income (loss)	233,992	(9,607)	122,872	155,908	119,467	23,330
Income (loss) before income taxes	190,904	(16,247)	60,864	88,760	81,464	(5,594)
Net income (loss)	258,108	(8,485)	60,425	88,760	81,464	(5,594)
Net income (loss) attributable to the non-controlling interest	34,211	(4,081)	3,214	4,507	4,267	—
Net income (loss) attributable to Class A shareholders	$223,897	$(4,404)	$57,211	$84,253	$77,197	$(5,594)
Earnings (loss) per Class A share:
Basic	$2.26	$(0.05)
Diluted	$2.13	$(0.05)
Weighted-average shares outstanding:
Basic	99,109,629	97,791,658
Diluted	105,307,293	97,791,658

Cash Flow Data
(In thousands)	Year Ended December 31, 2017	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	February 6, 2013 (Inception) through December 31, 2013
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$163,685	$13,611	$102,221	$132,972	$108,329	$(29,672)
Net cash provided by (used in) investing activities	(35,209)	(428,196)	(76,579)	17,880	(91,393)	(422,498)
Net cash provided by (used in) financing activities	(19,630)	(232,345)	(31,596)	(296,002)	(9,769)	654,626

Balance Sheet Data
(In thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	February 6, 2013 (Inception) through December 31, 2013
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Cash and cash equivalents	$135,701	$26,855	$64,473	$209,623	$202,456
Property and equipment, net	174,121	153,224	128,078	112,732	88,269
Total assets	2,966,275	2,847,892	643,529	765,494	683,678
Long-term debt and capital lease obligation	987,920	993,374	1,193,667	473,175	479,602
Non-controlling interest	342,240	334,192	(37,991)	4,267	—

Other Financial Data (1)
(In thousands)	Year Ended December 31, 2017	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	February 6, 2013 (Inception) through December 31, 2013
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Adjusted EBITDA	$230,212	$31,894	$183,409	$177,930	$145,343	$40,285

Adjusted Gross Profit and Adjusted Gross Margin
(In thousands)	Year Ended December 31, 2017	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	February 6, 2013 (Inception) through December 31, 2013
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net revenue	$776,188	$111,998	$615,588	$620,815	$554,695	$237,418
Cost of goods sold	449,290	73,284	346,864	355,963	320,763	145,498
Special employee incentive compensation	—	—	2,195	2,649	—	—
Gross Profit	$326,898	$38,714	$266,529	$262,203	$233,932	$91,920

Add back:
Special employee incentive compensation (i)	—	—	2,195	2,649	—	—
Inventory fair value adjustment (ii)	—	8,914	—	—	—	—
Adjusted Gross Profit	$326,898	$47,628	$268,724	$264,852	$233,932	$91,920

Gross Margin - GAAP	42.1%	34.6%	43.3%	42.2%	42.2%	38.7%

Adjusted Gross Margin	42.1%	42.5%	43.7%	42.7%	42.2%	38.7%

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

(ii) For the Successor period November 4, 2016 through December 31, 2016, the Company remeasured inventory at fair value at the Business Combination date, resulting in additional non-cash cost of goods sold of $8.9 million.

(1) Adjusted EBITDA is defined and explained in more detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which contains a reconciliation to the most comparable GAAP measure. Adjusted EBITDA is a non-GAAP financial measures commonly used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, Adjusted EBITDA should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA because we believe it provides management and investors with additional information to measure our performance.

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

See Item 7-Management’s Discussion and Analysis of financial Condition and Results of Operations-Adjusted EBITDA Reconciliation.

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

Overview

We are a leading United States packaged food company focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods coast-to-coast, providing a wide range of snack cakes, donuts, sweet rolls, snack pies and related products. We acquired the Hostess® brand and certain strategic assets out of the bankruptcy liquidation proceedings of Old HB Inc., its prior owner, free and clear of all past liabilities, in April 2013, and relaunched the brand later that year.

As of December 31, 2017, we operate five bakeries and three centralized distribution centers. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to their retail stores and/or distributors.

We have two reportable segments: “Sweet Baked Goods” and “In-Store Bakery”. A change in the Company’s internal reporting structure during the last quarter of 2017 caused the Company to reassess its reportable segments. Sweet Baked Goods consists of fresh and frozen sweet baked goods and bread products sold under the Hostess® and Dolly Madison® brands. In-Store Bakery consists of certain Superior and Hostess® branded eclairs, madeleines, brownies, and iced cookies sold in the bakery section of grocery and club stores.

Hostess® is the second leading brand by market share within the Sweet Baked Goods (“SBG”) category, according to Nielsen U.S. total universe. For the 52-week period ended December 30, 2017 our market share was 17.2% per Nielsen’s U.S. SBG category data. We have a #1 leading market position within the two largest SBG Segments; Donut Segment and Snack Cake Segment, The Donut and Snack Cake Segments together account for 49% of the Sweet Baked Goods category’s total dollar sales.

Principal Components of Operating Results
Net Revenue
We generate revenue primarily through selling sweet baked goods and other products under the Hostess® group of brands, which includes iconic products such as Twinkies®, CupCakes, Ding Dongs®, Zingers®, HoHos® and Donettes®, the Dolly Madison® brand and the Superior on Main® brand (e.g., eclairs, madeleines, brownies and iced cookies). Our product assortment is sold to customers’ warehouses and distribution centers by the case or in display ready corrugate units. Retailers display and sell our products to the end consumer in single-serve, multi-pack or club-pack formats. We sell our products primarily to supermarket chains, national mass merchandisers and convenience stores, along with a smaller portion of our product sales going to dollar stores, vending, club, and other retail outlets.

Our revenues are driven by average net price and total volume of products sold. Factors that impact unit pricing and sales volume include product mix, the cost of ingredients, the promotional activities implemented by the Company and its competitors, industry capacity, new product initiatives and quality and consumer preferences. We do not keep a significant backlog of finished goods inventory, as our fresh baked products are promptly shipped to our distribution centers after being produced and then distributed to customers.

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

Advertising and Marketing

Our advertising and marketing expenses relate to our advertising campaigns, which include social media, print, online advertising, local promotional events and monthly agency fees. We also invest in wire and corrugate displays delivered to customers to display our products off shelf, field marketing and merchandising to reset and check the store inventory on a regular basis and marketing employment costs.

Selling Expense

Selling expenses primarily include sales management, employment, travel, and related expenses, as well as broker fees. We utilize brokers for sales support, including managing promotional activities and order processing.

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

Related Party Expenses

Related party expenses consisted of the normal annual cash payments associated with our employment arrangements with Mr. Metropoulos as Chief Executive Officer and/or Executive Chairman.

Non-Controlling Interest

Mr. Metropoulos and the Metropoulos Entities hold their equity investment in us primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings (“Class B Units”), and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Our Class B Stock has voting, but no economic rights, while Hostess Holdings’ Class B Units have economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests and consolidates Hostess Holdings in the Company’s consolidated financial statements. The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in our consolidated financial statements as a non-controlling interest.

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

Factors Impacting Recent Results

Long-term Debt Refinancing and Interest Rate Risk Management

To manage the risk related to our variable rate debt, during the year ended December 31, 2017, we entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five year contract.

On November 20, 2017 and May 19, 2017, our first lien term loan was amended resulting in a decrease of 0.25% and 0.50%, respectively, to the margin applied to our variable rate. The maturity date of August 3, 2022 remained unchanged.
Seasonality
Sweet baked goods revenues tend to be moderately seasonal, with declines during the early winter period, which we believe are attributable to altered consumption patterns during the holiday season. We expect this trend to continue and continue to be applicable to our business. We strive to mitigate the seasonality by running certain targeted promotional campaigns.

Note on Financial Presentation

As a result of the completion of the Business Combination on November 4, 2016, our Consolidated Financial Statements included elsewhere in the Annual Report are presented: (i) as of December 31, 2017 and for the year ended December 31, 2017 (Successor); (ii) as of December 31, 2016 and for the period November 4, 2016 to December 31, 2016 (Successor); (iii) for the period January 1, 2016 to November 3, 2016 (Predecessor); and (iv) for the year ended December 31, 2015 (Predecessor). For comparative purposes, we also present supplemental unaudited pro forma combined Statements of Operations for the year ended December 31, 2016 in the table below and the discussion that follows. See “-Supplemental Unaudited Pro Forma Combined Financial Information.”

Results of Operations
Comparison of Results of Operations for the Year Ended December 31, 2017 (Successor), From November 4, 2016 through December 31, 2016 (Successor), From January 1, 2016 through November 3, 2016 (Predecessor) and the Year Ended December 31, 2015 (Predecessor)

	2017		2016				2015
(In thousands, except share and per share data)	Year Ended December 31	% of Net Revenues	From November 4 through December 31	% of Net Revenues	From January 1 through November 3	% of Net Revenues	Year Ended December 31	% of Net Revenues
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
Net revenue	$776,188	100.0%	$111,998	100.0%	$615,588	100.0%	$620,815	100.0%
Cost of goods sold	449,290	57.9	73,284	65.4	346,864	56.3	355,963	57.3
Special employee incentive compensation	—	—	—	—	2,195	0.4	2,649	0.4
Gross profit	326,898	42.1	38,714	34.6	266,529	43.3	262,203	42.2
Operating costs and expenses:				—		—		—
Advertising and marketing	33,004	4.3	5,245	4.7	30,626	5.0	31,967	5.1
Selling expense	32,086	4.1	5,033	4.5	25,730	4.2	29,484	4.7
General and administrative	52,943	6.8	7,322	6.5	38,391	6.2	31,531	5.1
Special employee incentive compensation	—	—	—	—	2,503	0.4	1,274	0.2
Amortization of customer relationships	23,855	3.1	3,922	3.5	1,185	0.2	851	0.1
Impairment on property and equipment	1,003	0.1	—	—	7,300	1.2	2,700	0.4
Loss on sale/abandonment of property and equipment, and bakery shutdown costs (recoveries)	(144)	—	—	—	2,551	0.4	4,182	0.7
Business combination transaction costs	—	—	—	—	31,832	5.2	—	—
Related party expenses	381	—	26,799	23.9	3,539	0.6	4,306	0.7
Tax receivable agreement liability remeasurement	(50,222)	(6.5)	—	—	—	—	—	—
Total operating costs and expenses	92,906	12.0	48,321	43.1	143,657	23.3	106,295	17.1
Operating income	233,992	30.1	(9,607)	(8.6)	122,872	20.0	155,908	25.1
Other expense:				—
Interest expense, net	39,174	5.0	6,649	5.9	60,384	9.8	50,011	8.1
Loss (gain) on modification of debt	2,554	0.3	(763)	(0.7)	—	—	25,880	4.2
Other expense (income)	1,360	0.2	754	0.7	1,624	0.3	(8,743)	(1.4)
Total other expense	43,088	5.6	6,640	5.9	62,008	10.1	67,148	10.8
Income before income taxes	190,904	24.6	(16,247)	(14.5)	60,864	9.9	88,760	14.3
Income tax expense (benefit)	(67,204)	(8.7)	(7,762)	(6.9)	439	0.1	—	—
Net income (loss)	258,108	33.3	(8,485)	(7.6)	60,425	9.8	88,760	14.3
Less: Net income attributable to the non-controlling interest	34,211	4.4	(4,081)	(3.6)	3,214	0.5	—	—
Net income attributable to Class A shareholders	$223,897	28.8%	$(4,404)	(3.9)%	$57,211	9.3%	$88,760	14.3%

Earnings per Class A share:
Basic	$2.26		$(0.05)
Diluted	$2.13		$(0.05)

Weighted-average shares outstanding:
Basic	99,109,629		97,791,658
Diluted	105,307,293		97,791,658

As discussed above, the financial information presented herein for periods prior to the completion of the Business Combination is of our accounting Predecessor, Hostess Holdings, and, for periods from and after the Business Combination, is of Hostess Brands, Inc.

The financial information for the year ended December 31, 2016 is divided into Predecessor and Successor periods and is not comparable to the full year ended December 31, 2017 (Successor) and the full year ended December 31, 2015 (Predecessor). Accordingly, such periods are presented on a historical stand-alone basis without comparison. In addition, we have presented comparative results of operations for the year ended December 31, 2017 (Successor) compared to the pro forma combined year ended December 31, 2016 and of such pro forma combined year ended December 31, 2016 compared to the year ended December 31, 2015 (Predecessor).

Results for the Year Ended December 31, 2017 (Successor)
Net Revenue, Cost of Goods Sold and Gross Profit
Net revenue was $776.2 million for the year ended December 31, 2017 (Successor), with cost of goods sold of $449.3 million and gross profit of $326.9 million, or 42.1% as a percentage of net revenue.
Net revenue for the Sweet Baked Goods segment was $733.8 million for the year ended December 31, 2017 (Successor), with gross profit of $316.9 million, or 43.2% of net revenue, while net revenue for the In-Store Bakery segment was $42.4 million for the year ended December 31, 2017, with gross profit of $10.0 million, or 23.6% of net revenue.
Operating Costs and Expenses
Advertising and Marketing, Selling Expense, and General and Administrative
For the year ended December 31, 2017, advertising and marketing expenses were $33.0 million, selling expenses were $32.1 million, while general and administrative expenses were $52.9 million.
Amortization of Customer Relationships
Amortization of customer relationships was $23.9 million for the year ended December 31, 2017.
Impairment, Loss on Sale/Abandonment of Property and Equipment, and Bakery Shutdown Costs
During the year ended December 31, 2017, we idled a production line in our Columbus, Georgia facility and transitioned the production to a third party. We recognized an impairment loss of $1.0 million.
Related Party Expenses
Related party expenses were $0.4 million for the year ended December 31, 2017. These expenses represent payments made to Mr. Metropoulos under the terms of his employment arrangements.
Tax Receivable Agreement Liability Remeasurement
For the year ended December 31, 2017, we adjusted the value of the Tax Receivable Agreement due to a lower projected future cash tax savings rate as a result of the Tax Cuts and Jobs Act. This adjustment resulted in a gain of $51.8 million. A similar adjustment was made due to a change in a state tax law and resulted in a loss of $1.6 million.
Operating Income
Operating income for the year ended December 31, 2017 was $234.0 million.
Interest Expense, net
Our interest expense was $39.2 million for the year ended December 31, 2017.

Loss on Modification of debt
During the year ended December 31, 2017, we expensed $1.6 million of previously capitalized debt financing charges for a total loss of $2.6 million. The remaining loss of $1.0 million was related to the May and November 2017 repricing transactions. See Note 1- “Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income Taxes
The income tax benefit of $67.2 million for the year ended December 31, 2017 includes a benefit of approximately $111.3 million due to a revaluation of our deferred tax liability to reflect lower future U.S. corporate income tax rates caused by the Tax Cuts and Jobs Act. The tax provision also includes a $1.7 million expense caused by a change in state tax rates. The remaining tax expense of $42.4 million represents an effective tax rate of 30.1%, giving effect to the non-controlling interest, a partnership for income tax purposes and excluding the impact of the remeasurement of the tax receivable agreement.
Net Income
For the year ended December 31, 2017, the Company had net income of $258.1 million.
Earnings Per Share
For the year ended December 31, 2017, earnings per class A share was $2.26 (basic) and $2.13 (dilutive).

Results for the Successor period November 4, 2016 through December 31, 2016 and Predecessor period January 1, 2016 through November 3, 2016
Net Revenue
Net revenues in the Successor period from November 4, 2016 through December 31, 2016 were $112.0 million, compared to $615.6 million for the Predecessor period from January 1, 2016 through November 3, 2016. During the Predecessor period, we acquired Superior on May 10, 2016 and reported net revenues of $19.9 million from Superior from the date of acquisition through November 3, 2016. During the Successor period, the net revenues for Superior were $6.8 million.

Cost of Goods Sold
In the Successor period, as a result of the Business Combination, we recorded a one-time inventory fair value step-up of $8.9 million that was charged to cost of goods sold. Excluding the impact of the inventory fair value step-up, cost of goods sold in the Successor period would have been 57.5% of net revenues.
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

Operating Income (Loss)
For the Predecessor period January 1, 2016 through November 3, 2016, total operating costs and expenses were $143.7 million, or 23.3% of net revenue, and operating income was $122.9 million, or 20.0% of net revenue.

For the Successor period November 4, 2016 through December 31, 2016, total operating costs and expenses were $48.3 million, or 43.1% of net revenue, and operating loss was $9.6 million or 8.6% of net revenue.
Operating loss for the Successor period was significantly impacted by the related party expense discussed above.

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
Other Expense
For the Predecessor period January 1, 2016 through November 3, 2016, other expense was $1.6 million, or 0.3% of net revenue. This consisted of professional and transactional costs for acquisition activity which has since been abandoned, partially offset by a gain from the settlement in connection with product recall matter with one of our suppliers of approximately $0.8 million.
For the Successor period November 4, 2016 through December 31, 2016, other expense was $0.8 million, or 0.7% of net revenue.
Income (Loss) Before Income Taxes
For the Predecessor period January 1, 2016 through November 3, 2016, income before income taxes was $60.9 million, or 9.9% of net revenue.
For the Successor period November 4, 2016 through December 31, 2016, loss before income taxes was $16.2 million or 14.5% of net revenue.
Income Tax Expense
For the Predecessor period January 1, 2016 through November 3, 2016, the Company was a series of limited liability companies and, therefore, had no tax expense or benefit, except insignificant amounts for Superior, a C corporation.
For the Successor period November 4, 2016 through December 31, 2016, income tax benefit was $7.8 million or 6.9% of net revenue. This represented an effective tax rate of 47.8% which exceeds the statutory rates primarily due to the reversal of a previously recorded valuation allowance.

Results for the Year Ended December 31, 2015 (Predecessor)
Net Revenue, Gross Profit and Cost of Goods Sold
Net revenue was $620.8 million for the year ended December 31, 2015, with cost of goods sold of $356.0 million, and gross profit of $264.9 million, excluding the impact of a $2.6 million special employee incentive compensation payment. Cost of goods sold was impacted by higher ingredient costs due to an outbreak of avian influenza which led to reduced availability of eggs, which increased egg ingredient prices to record high levels.
Special Employee Incentive Compensation
For the year ended December 31, 2015, a special bonus payment was paid to employees at our bakery facilities as compensation for their efforts in the recapitalization of our Company of which $2.6 million was recorded on a separate line in our Consolidated Statements of Operations as a deduction from gross profit.

Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses were $32.0 million, selling expenses were $29.5 million, and general and administrative expenses were $31.5 million for the year ended December 31, 2015.
Special Employee Incentive Compensation
For the year ended December 31, 2015, a special bonus payment of $1.3 million was paid to corporate employees as compensation for their efforts in the recapitalization of the Company.
Amortization of Customer Relationships
Amortization of customer relationships was $0.9 million for the year ended December 31, 2015.
Loss on Sale/Abandonment of Property and Equipment and Bakery Shutdown Costs
For the year ended December 31, 2015, we incurred a loss on sale/abandonment of property and equipment and bakery shutdown costs of $4.2 million.
Related Party Expenses
Related party expenses were $4.3 million for the year ended December 31, 2015. Mr. Metropoulos serves as our Executive Chairman and expenses associated with his employment agreements are recorded in related party expenses.
Operating Income (Loss)
For the year ended December 31, 2015, total operating costs and expenses were $106.3 million. Operating income was $155.9 million for the year ended December 31, 2015.
Interest Expense, net
Interest expense for the year ended December 31, 2015 was 50.0 million.
Loss on Debt Extinguishment
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

Other Income
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

Supplemental Unaudited Pro Forma Combined Financial Information

For comparative purposes, we are presenting a supplemental unaudited pro forma combined statement of operations for the year ended December 31, 2016, and we discuss such pro forma combined results compared to the Successor’s full year 2017, and the Predecessor’s full year 2015 results below.
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
The Business Combination was accounted for using the acquisition method of accounting. The final fair values of the acquired assets and assumed liabilities as of the Closing Date, which are based on the consideration paid and our estimates and assumptions, are reflected herein. As explained in more detail in Note 2 in the accompanying Notes to the Consolidated Financial Statements, the total purchase price to acquire Hostess Holdings has been allocated to the assets acquired and assumed liabilities of Hostess Holdings, based upon the fair values at the Closing Date. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed. As of November 3, 2017, management determined that the allocation of the purchase price for the Business Combination is final.
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

Results of Operations
Comparison of Results of Operations for the Year Ended December 31, 2017 (Successor), Unaudited Pro Forma Combined Year Ended December 31, 2016, and the Year Ended December 31, 2015 (Predecessor)

		Historical(i)
	2017	2016				2016		2015
(In thousands, except share and per share data)	Year Ended December 31	From November 4 through December 31	From January 1 through November 3	Pro Forma Adjustments		(Unaudited) Year Ended December 31	% of Net Revenues	Year Ended December 31
	(Successor)	(Successor)	(Predecessor)			Pro Forma Combined		(Predecessor)
Net revenue	$776,188	$111,998	$615,588	$—		$727,586	100.0%	620,815
Cost of goods sold	449,290	73,284	346,864	(8,541)	ii	411,607	56.6	355,963
Special employee incentive compensation	—	—	2,195	(2,195)	iii	—	—	2,649
Gross profit	326,898	38,714	266,529	10,736		315,979	43.4	262,203
Operating costs and expenses:							—
Advertising and marketing	33,004	5,245	30,626	—		35,871	4.9	31,967
Selling expense	32,086	5,033	25,730	—		30,763	4.2	29,484
General and administrative	52,943	7,322	38,391	(3,902)	iv	41,811	5.7	31,531
Special employee incentive compensation	—	—	2,503	(2,503)	iii	—	—	1,274
Amortization of customer relationships	23,855	3,922	1,185	20,050	v	25,157	3.5	851
Impairment on property and equipment	1,003	—	7,300	—		7,300	1.0	2,700
Loss on sale/abandonment of property and equipment, and bakery shutdown costs (recoveries)	(144)	—	2,551	—		2,551	0.4	4,182
Business combination transaction costs	—	—	31,832	(31,257)	vi	575	0.1	—
Related party expenses	381	26,799	3,539	(26,747)	vii	3,591	0.5	4,306
Tax receivable agreement liability remeasurement	(50,222)	—	—	—		—	—	—
Total operating costs and expenses	92,906	48,321	143,657	(44,359)		147,619	20.3	106,295
Operating income	233,992	(9,607)	122,872	55,095		168,360	23.1	155,908
Other expense:							—
Interest expense, net	39,174	6,649	60,384	(15,592)	viii	51,441	7.1	50,011
Loss (gain) on modification of debt	2,554	(763)	—	—		(763)	(0.1)	25,880
Other expense	1,360	754	1,624	—		2,378	0.3	(8,743)
Total other expense	43,088	6,640	62,008	(15,592)		53,056	7.3	67,148
Income before income taxes	190,904	(16,247)	60,864	70,687		115,304	15.8	88,760
Income tax expense (benefit)	(67,204)	(7,762)	439	40,185	ix	32,862	4.5	—
Net income (loss)	258,108	(8,485)	60,425	30,502		82,442	11.3	88,760
Less: Net income attributable to the non-controlling interest	34,211	(4,081)	3,214	29,565	x	28,698	3.9	4,507
Net income attributable to Class A shareholders	$223,897	$(4,404)	$57,211	$937		$53,744	7.4%	$84,253

Earnings per Class A share:
Basic	$2.26	$(0.05)				$0.55
Diluted	$2.13	$(0.05)				$0.54

Weighted-average shares outstanding:
Basic	99,109,629	97,791,658		(180,000)	xi	97,611,658
Diluted	105,307,293	97,791,658		2,393,000	xii	100,184,658

i.	The amounts in these columns represent the Successor’s and Predecessor’s historical results of operations for the periods reflected.

ii.
Approximately $8.9 million of this adjustment reflects the non-cash impact of the remeasurement of inventory at fair value as a result of the Business Combination. In addition, the adjustment reflects the incremental depreciation expense associated with the allocation of purchase price to property and equipment and is recorded in cost of goods sold.

iii.
For cost of goods sold, this adjustment represents special payments we made to certain employees at our bakery facilities of $2.2 million and for the operating costs this adjustment represents special payments to corporate employees of $2.5 million as compensation for their efforts in connection with the Business Combination.

iv.
Represents compensation for management profits interest plan of approximately $3.9 million that was recognized as part of the Business Combination. See Note 3 to the Consolidated Financial Statements for additional information.

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

ix.
Represents the effective income tax rate of 28.5% for the Successor, giving effect to the non-controlling interest, and not giving effect to the adjustment made to the valuation allowance on the Company’s historical deferred tax assets.

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

Results for the Year Ended December 31, 2017 compared to the Pro Forma Combined Year Ended December 31, 2016

Net Revenue
Net revenue was $776.2 million for the year ended December 31, 2017, compared to $727.6 million for the pro forma combined year ended December 31, 2016, an increase of 6.7%, or $48.6 million. Growth in net revenue for the year ended December 31, 2017 from current year new product initiatives was $62.5 million, led by Chocolate Cake Twinkies®, Golden Cupcakes, White Fudge Ding Dongs®, and Peanut Butter HoHo’s®. Additionally, there was an $11.9 million increase in net sales attributed to the acquisition of Superior in May 2016. These increases were offset primarily by a decrease in net revenue from 2016 product innovations and discontinued items.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the year ended December 31, 2017 of $449.3 million represents an increase of $37.7 million, or 9.2%, from the pro forma combined cost of goods sold of $411.6 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017 from the pro forma combined year ended December 31, 2016 is primarily attributed to higher shipping costs and increased sales volume.
Gross profit was $326.9 million for the year ended December 31, 2017, an increase of $10.9 million, or 3.5%, compared to pro forma gross profit of $316.0 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017 from pro forma combined year ended December 31, 2016 was primarily attributed to an increase in sales.
Gross margin was 42.1% for the year ended December 31, 2017, compared to gross margin of 43.4% for the pro forma combined year ended December 31, 2016 . The decrease in margin for the year ended December 31, 2017 from pro forma combined gross margin for the year ended December 31, 2016 was primarily due to higher shipping costs which caused a 70 basis point decrease in gross margin. The decrease in margin was also attributed to a shift in our product mix due to higher growth in multi-pack, club-pack than other pack types, and additional In-Store Bakery sales.
Gross profit for the Sweet Baked Goods segment for the year ended December 31, 2017 was $316.9 million or 43.2% of net revenue, compared to gross profit of $309.8 million, or 44.2% of net revenue, for the pro forma combined year ended December 31, 2016. Gross margin decreased 120 basis points due to higher shipping costs. Gross margin was also affected by a shift in product mix due to higher growth in multi-pack sales than other pack types.
Gross profit for the In-Store Bakery segment for the year ended December 31, 2017 was $10.0 million, or 23.6% of net revenue, compared to pro forma combined gross profit of $6.1 million, or 23.0% of net revenue, for the year ended December 31, 2016. Gross profit increased primarily due to increased revenue.
Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses for the year ended December 31, 2017 of $33.0 million represent a decrease from pro forma combined advertising and marketing expenses of $35.9 million, or 8.0% for the year ended December 31, 2016 as a result of reduced permanent wire display deployment.
Selling Expense
Selling expense was $32.1 million, or 4.1% of revenue for the year ended December 31, 2017, compared to $30.8 million, or 4.2% of revenue on a pro forma combined basis for the year ended December 31, 2016. The increase in selling expense is reflective of the increase in sales volume during the year.
General and Administrative
General and administrative expenses for the year ended December 31, 2017 of $52.9 million represent an increase of $11.1 million, or 26.6%, over the pro forma combined general and administrative expenses of $41.8 million for the year ended December 31, 2016. The increase is attributed to increased non-cash share-based compensation of $7.4 million, additional professional and administrative costs of $3.5 million due to public company compliance, and a $2.0 million litigation settlement.

Amortization of Customer Relationships
Amortization of customer relationships was $23.9 million for the year ended December 31, 2017, compared to pro forma combined customer relationships amortization of $25.2 million for the year ended December 31, 2016. For the year ended December 31, 2016 on a historical basis, amortization expense was based on the valuation of customer relationships acquired from Old HB Inc. in 2013. The amortization expense for the year ended December 31, 2017 and the year ended December 31, 2016 on a pro forma combined basis reflects the new valuation of the customer relationships acquired through the Business Combination.
Impairment, Loss on Sale/Abandonment of Property and Equipment, and Bakery Shutdown Costs
During the year ended December 31, 2017, an impairment loss of $1.0 million was recognized when we idled a production line in our Columbus, Georgia facility and transitioned the production to a third party. During the pro forma combined year ended December 31, 2016, we recorded an impairment of $7.3 million when we closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities in preparation to convert the bakery to a nut facility. In addition, we incurred a loss on sale/abandonment of property and equipment, and bakery shutdown costs of $2.6 million primarily due to utilities, insurance, taxes and maintenance expenses related to the Schiller Park, Illinois bakery.
Related Party Expenses
Related party expenses were $0.4 million for the year ended December 31, 2017 compared to pro forma combined expenses of $3.6 million for the year ended December 31, 2016. These expenses represent payments made to Mr. Metropoulos under the terms of his employment arrangements, which changed as part of the Business Combination.
Tax Receivable Agreement Liability Remeasurement
For the year ended December 31, 2017, we adjusted the value of the Tax Receivable Agreement due to a lower projected future cash tax savings rate as a result of the Tax Cuts and Jobs Act. This adjustment resulted in a gain of $51.8 million. A similar adjustment was made due to a change in a state tax law and resulted in a loss of $1.6 million.
Operating Income
The $65.6 million increase in operating income from pro forma combined operating income of $168.4 million for the year ended December 31, 2016 to $234.0 million for the year ended December 31, 2017 is primarily attributed to the gain on the remeasurement of the tax receivable agreement, higher sales volume, and lower impairment/abandonment costs.
Interest Expense, net
Our interest expense decreased $12.3 million from $51.4 million for the pro forma combined year ended December 31, 2016 to $39.2 million for the year ended December 31, 2017 primarily due to the pay down of our Second Lien Term Loan in November 2016, and three repricing transactions between November of 2016 and November of 2017 which collectively reduced the effective interest rate on our first lien term loan by 1.25%.
Loss on Modification of debt
During the year ended December 31, 2017, we recognized $2.6 million of losses related to the repricing transactions on our first lien term loan, of which $1.6 million was attributed to previously capitalized charges. See Note 1- “Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Income Taxes
The income tax benefit of $67.2 million for the year ended December 31, 2017 includes a benefit of approximately $126.4 million due to a revaluation of our deferred tax liability to reflect lower future U.S. corporate income tax rates caused by the Tax Cuts and Jobs Act (“Tax Reform”). This benefit was partially offset by a tax expense of $15.1 million due to the remeasurement of the tax receivable agreement also due to Tax Reform. The tax provision also includes a $1.7 million expense caused by a change in state tax rates. The remaining tax expense of $42.4 million represents an effective tax rate of 30.1%, giving effect to the non-controlling interest, a partnership for income tax purposes and excluding the impact of the remeasurement of the tax receivable agreement. Income tax expense for the pro forma combined year ended December 31, 2016 was $32.9 million, representing an effective tax rate of 28.5%. After accounting for tax law changes, our effective tax rate for 2017 was higher than the pro forma combined 2016 due to a higher statutory rate for one of the states in which we operate.

Results of Operations for the Pro Forma Combined Year Ended December 31, 2016 compared to the Year Ended December 31, 2015 (Predecessor)

Net Revenue
Net revenue increased $106.8 million, or 17.2%, to $727.6 million, for the pro forma combined year ended December 31, 2016, compared to $620.8 million for the year ended December 31, 2015, primarily due to new product launches in 2016 of $44.0 million and contribution of Superior net revenue of $26.7 million from the date of its acquisition. New products in 2016 included Deep Fried Twinkies®, Hostess Sweet Shop™ brownies, plus the relaunch of Suzy Qs®
Cost of Goods Sold and Gross Profit
Cost of goods sold increased $55.6 million, to $411.6 million, for the pro forma combined year ended December 31, 2016, compared to $356.0 million, for the year ended December 31, 2015, primarily due to the increase in volume.
As a percentage of net revenue, pro forma combined cost of goods sold was 56.6%, compared to 57.3% of net revenue for the year ended December 31, 2015. The decrease in cost of goods sold from the year ended December 31, 2015 to the pro forma combined for the year ended December 31, 2016, is primarily due to higher ingredient costs in 2015. An outbreak of avian influenza in 2015 led to reduced availability of eggs, which increased egg ingredient prices to record high levels.
Pro Forma combined gross profit was $316.0 million for the year ended December 31, 2016, compared to $262.2 million for the year ended December 31, 2015.
Gross margin was 43.4% for the pro forma combined year ended December 31, 2016, compared to historical gross margin of 42.2% for the year ended December 31, 2015. The increase in gross profit was driven primarily by commodity cost decreases and improved bakery costs.
Operating Costs and Expenses
Advertising and Marketing
Advertising and marketing expenses for the year increased 12.2% on a pro forma combined basis for the year ended December 31, 2016, to $35.9 million, compared to $32.0 million for the year ended December 31, 2015. The increase was primarily attributable to planned expansion of field marketing activities.
Selling Expense
Selling expense increased $1.3 million, or 4.3%, to $30.8 million, during the pro forma combined year ended December 31, 2016, compared to $29.5 million for the year ended December 31, 2015, primarily due to increases in sales management expense and broker fees.
General and Administrative
General and administrative expenses increased 32.6%, to $41.8 million, on a pro forma combined basis for the year ended December 31, 2016, compared to $31.5 million for the year ended December 31, 2015. The increase is primarily due to increased incentive compensation related to improved operating performance and the addition of Superior’s operations.
Special Employee Incentive Compensation
A special bonus payment of $1.3 million was paid during the year ended December 31, 2015 to corporate employees as compensation for their efforts in the recapitalization of the Company. There was no special employee incentive compensation for the pro forma combined year ended December 31, 2016.
Amortization of Customer Relationships
Amortization of customer relationships was $25.2 million for the pro forma combined year ended December 31, 2016, compared to $0.9 million, for the year ended December 31, 2015. The increase is primarily due to an increase in intangible assets with definite lives as a result of the Business Combination, as well as the acquisition of Superior during 2016.
Impairment, Loss on Sale/Abandonment of Property and Equipment, and Bakery Shutdown Costs
For the pro forma combined year ended December 31, 2016, we recorded an impairment of $7.3 million. We closed multiple production lines at Indianapolis, Indiana bakery and transitioned production to other facilities resulting in a loss of $7.3 million, compared to a similar loss of $2.7 million for the year ended December 31, 2015.

For the pro forma combined year ended December 31, 2016, we incurred a loss of $2.6 million for the year ended December 31, 2016, compared to $4.2 million for the year ended December 31, 2015, for the sale/abandonment of property and equipment and bakery shutdown costs.
Related Party Expenses
Related party expenses for the pro forma combined year ended December 31, 2016 were $3.6 million, a decrease of $0.7 million, compared to $4.3 million for the year ended December 31, 2015. Mr. Metropoulos serves as our Executive Chairman and expenses associated with his employment agreements are recorded in related party expenses. After the Business Combination, payments to Mr. Metropoulos were reduced to approximately $0.3 million annually.
Operating Income
Operating income increased from $155.9 million, for the year ended December 31, 2015 by $12.5 million, to $168.4 million on a pro forma combined basis for the year ended December 31, 2016.
Interest Expense, net
Our interest expense increased $1.4 million to $51.4 million for the pro forma combined year ended December 31, 2016, compared to $50.0 million for the year ended December 31, 2015 (Predecessor). The Company completed the refinancing of existing debt with the new first lien term loan on November 18, 2016.
(Gain) Loss on Modification of debt
For the pro forma combined year ended December 31, 2016, in connection with the refinancing of the first and second lien term loan, we recorded a net gain on a partial extinguishment of debt in the amount of $0.8 million. The gain consisted of the write-off of approximately $4.0 million of debt premium and deferred financing costs, partially offset by prepayment penalties of $3.0 million and the write-off of deferred financing costs of $0.2 million.
We extinguished the Term Loan dated April 9, 2013 (the “2013 Term Loan”) through early principal payments of $343.8 million and $150.0 million on August 3, 2015 and June 4, 2015, respectively. As part of this debt extinguishment and in accordance with its contractual terms, we expensed 2% prepayment penalties of $9.9 million, as well as $16.0 million of amortization to write-off the remaining deferred financing costs. For the year ended December 31, 2015, (Predecessor), the total loss of debt extinguishment was $25.9 million.
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
Income Taxes
For the pro forma combined year ended December 31, 2016, income tax expense was $32.9 million, which represents the effective rate of 28.5%, giving effect to the noncontrolling interest, a partnership for income tax purposes. This is compared to a zero tax liability for the year ended December 31, 2015, due to the Company’s status of a series of limited partnerships.

Adjusted EBITDA Reconciliation
Adjusted EBITDA was $230.2 million for the year ended December 31, 2017, an increase of $14.9 million, or 6.9%, compared to pro forma combined adjusted EBITDA of $215.3 million for the year ended December 31, 2016, and an increase of $52.3 million, or 29.4% compared to adjusted EBITDA of $177.9 million for the year ended December 31, 2015. As a percentage of net revenue, adjusted EBITDA was 29.7% for the year ended December 31, 2017, which was comparable to pro forma combined adjusted EBITDA of 29.6% of net revenues for the year ended December 31, 2016, and 28.7% for the year ended December 31, 2015.
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
We define adjusted EBITDA as net income adjusted to exclude (i)income taxes, (ii) interest expense, net (iii) depreciation and amortization and (iv) as further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments set forth below. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
Adjusted EBITDA has important limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, adjusted EBITDA:

•	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future; and

•	does not reflect payments related to income taxes, the tax receivable agreement or distributions to the non-controlling interest to reimburse its tax liability.

Reconciliation of Adjusted EBITDA
(In thousands)		Year Ended December 31, 2017	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Pro Forma Combined December 31, 2016 (1)	Year Ended December 31, 2015
		(Successor)	(Successor)	(Predecessor)		(Predecessor)
Net income		$258,108	$(8,485)	$60,425	$82,442	$88,760
Plus non-GAAP adjustments:
Income tax provision		(67,204)	(7,762)	439	32,862	—
Interest expense, net		39,174	6,649	60,384	51,441	50,011
Depreciation and amortization		38,170	5,843	10,265	36,520	9,836
Executive chairman agreement termination and execution	i.	—	26,747	—	—	—
Share-based compensation		7,413		3,891	—	1,381
Tax receivable agreement liability remeasurement	ii.	(50,222)	—	—	—	—
Other (income) expense	iii.	1,360	751	1,624	2,375	(8,743)
Loss (gain) on debt modification	iv.	2,554	(763)	—	(763)	25,880
Impairment of property and equipment	v	1,003	—	7,300	7,300	2,700
Loss on sale/abandonment of property and equipment and bakery shutdown costs (recovery)	vi.	(144)	—	2,551	2,551	4,182
Inventory fair value adjustment	vii.	—	8,914	—	—	—
Special employee incentive compensation	viii.	—	—	4,698	—	3,923
Business combination transaction costs	ix.	—	—	31,832	575	—
Adjusted EBITDA		$230,212	$31,894	$183,409	$215,303	$177,930

i.	For the Successor period November 4, 2016 through December 31, 2016, we expensed $26.7 million related to stock awarded to Mr. Metropoulos as required under his new employment arrangements.

ii.
During the year ended December 31, 2017, we recognized a gain of $50.2 million related to the adjustment to the tax receivable agreement related to Tax Reform, slightly offset by a loss due a change in a state tax rate.

iii.
For the year ended December 31, 2017, other expense primarily included professional fees incurred related to the secondary public offering of common stock and the registration of certain privately held warrants. For the Successor period November 4, 2016 through December 31, 2016, and the pro forma combined year ended December 31, 2016, we recorded expenses of $0.8 million which primarily consisted of legal and professional fees and other post-Business Combination costs such as fees related to securities filings. For the Predecessor period from January 1, 2016 through November 3, 2016, and the pro forma combined year ended December 31, 2016, other expense consisted of transaction costs attributable to the pursuit of a potential acquisition that has since been abandoned, offset partially by a gain from the settlement of a recall matter with one of our suppliers of approximately $0.8 million. For the year ended December 31, 2015, other income consisted of $12.0 million of proceeds from the sale of foreign trademark rights and certain “know how” in certain countries in the Middle East, partially offset by $3.3 million for professional service fees related to the pursuit of a potential sale transactions.

iv.
For the year ended December 31, 2017 and the period from November 4, 2016, through December 31, 2016, and the pro forma combined year ended December 31, 2016, the Company incurred losses on debt modification of $2.6 million resulting from refinancing transactions on its first lien term loan, and a $0.8 million gain on the extinguishment of the former first lien, respectively. For the year ended December 31, 2015, the Company recorded a loss on extinguishment related to its 2013 Term Loan of $25.9 million.

v.
For the year ended December 31, 2017, we transitioned the production of one of our products to a third party and recognized an impairment loss resulting from the idling of the related production equipment. For the period January 1, 2016 through November 3, 2016, and for the pro forma combined year ended December 31, 2016, we closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities resulting in a loss of $7.3 million.

vi.
For the Predecessor period January 1, 2016 through November 3, 2016 and the pro forma combined year ended December 31, 2016, we incurred a loss on a sale/abandonment of property and bakery shutdown costs, primarily due to utilities, insurance, taxes and maintenance expenses related to the Schiller Park, Illinois bakery. During the year ended December 31, 2017, we recovered $0.1 million of this cost.

vii.	For the Successor period November 4, 2016 through December 31, 2016, we remeasured inventory at fair value at the Closing Date, resulting in additional non-cash cost of goods sold of $8.9 million.

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

ix.
For the Predecessor period from January 1, 2016 through November 3, 2016, business combination transaction costs consisted primarily of professional and legal costs. For the pro forma combined year ended December 31, 2016, business combination transaction costs consisted primarily of transactional costs attributable to the acquisition of Superior in May 2016.

Segments

The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company’s Sweet Baked Goods segment consists of fresh and frozen baked goods and bread products that are sold under the Hostess® and Dolly Madison® brands. The In-Store Bakery segment consists of Superior and Hostess branded products sold through the in-store bakery section of grocery and club stores. During the fourth quarter of 2017, the Company reassessed its segment presentation. Previously, the “Other” category included In-Store Bakery as well as bread and buns, and frozen retail products. The periods presented below reflect bread and buns and frozen retail products within the Sweet Baked Goods segment, while discretely presenting In-Store Bakery.
We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Audited Segment Financial Data
(In thousands)	Year Ended December 31, 2017	From November 4 through December 31, 2016	From January 1 through November 3, 2016	Year Ended December 31, 2015
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$733,827	$105,211	$595,645	$620,815
In-Store Bakery	42,361	6,787	19,943	—
Net revenue	$776,188	$111,998	$615,588	$620,815

Gross profit:
Sweet Baked Goods	$316,916	$37,387	$262,930	$262,203
In-Store Bakery	9,982	1,327	3,599	—
Gross profit	$326,898	$38,714	$266,529	$262,203

Capital expenditures (1):
Sweet Baked Goods	$35,609	$7,544	$31,254	$27,252
In-Store Bakery	774	83	223	—
Capital expenditures	$36,383	$7,627	$31,477	$27,252

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the year ended December 31, 2017 (Successor), from November 4, 2016 through December 31, 2016 (Successor), from January 1, 2016 through November 3, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor).

Customer Concentrations

See Note 1- “Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources
Our primary sources of liquidity are from the cash and cash equivalents on the balance sheet, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, including acquisitions. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
We had working capital, excluding cash, as of December 31, 2017 and December 31, 2016 of $15.5 million and $20.6 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2017, we had approximately $96.1 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the year ended December 31, 2017 were $163.7 million compared to cash flows for the Successor period November 4, 2016 through December 31, 2016 of $13.6 million and for the Predecessor period January 1, 2016 through November 3, 2016 of $102.2 million, and $133.0 million for the year ended December 31, 2015. Cash flows provided by operating activities during 2017 was driven by an increase in income before taxes and benefits from accounts payable and customer trade allowances, offset by higher inventory, accounts receivable, and prepaid expense balances. Cash flow provided by operating activities for the 2016 periods was driven by the payment of transaction costs related to the Business Combination.
Cash Flows from Investing Activities
Cash flows used in investing activities for the year ended December 31, 2017 were $35.2 million. Cash flows used in investing activities for the period November 4, 2016 through December 31, 2016 were $428.2 million (Successor) and $76.6 million for the period January 1, 2016 through November 3, 2016 (Predecessor) and cash flows of $17.9 million were provided by investing activities for the year ended December 31, 2015. The acquisition of Superior and Hostess during the Predecessor and Successor 2016 periods, respectively, represented a significant investing use of cash. Our property and equipment capital expenditures primarily consisted of strategic growth initiatives, maintenance and productivity improvements.
Cash Flows from Financing Activities
Cash flows used in financing activities were $19.6 million for the year ended December 31, 2017, $232.3 million for the Successor period November 4, 2016 through December 31, 2016, $31.6 million for the Predecessor period January 1, 2016 through November 3, 2016, and $296.0 million for the year ended December 31, 2015. For the year ended December 31, 2017 (Successor), financing activities were primarily attributed to scheduled principal payments on long term debt and distributions to partners/non-controlling interest in respect of their tax liability. For the Successor period of 2016, we had $13.1 million of deferred underwriting costs related to the Business Combination.
In November 2016, we extinguished the former second lien term loan through early principal payments and refinanced our first lien term loan which accounted for the primary use of cash used in financing activities for the Successor period. In June 2015 and August 2015 the Predecessor extinguished the 2013 Term Loan through early principal payments. In the period January 1, 2016 through November 3, 2016, and in the year ended December 31, 2015, the Predecessor paid distributions of $23.6 million, and $952.9 million, respectively, to partners, and $1.0 million, $46.8 million to non-controlling interest, respectively.
Long-Term Debt
As of December 31, 2017, $993.8 million aggregate principal amount of the Third Amended First Lien Term Loan and $3.9 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. See Note 14 - “Commitments and Contingencies” to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the letters of credits. We had no outstanding borrowings under our Revolver as of December 31, 2017.
As of December 31, 2017, we were in compliance with the covenants under the Third Amended First Lien Term Loan and the Revolver.

Commitments and Contingencies
As of December 31, 2017, the Company has commitments and contingencies for tax receivable arrangements, debt, operating leases, and advance purchase commitments. Refer to Note 14--“Commitments and Contingencies” to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Contractual Commitments as of December 31, 2017	Total Committed	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(In thousands)
Tax receivable agreement	$124,360	$14,200	$15,000	$14,400	$80,760
First lien term loan	993,762	9,938	19,876	963,948	—
Interest payments on term loan	173,174	35,344	69,624	68,206	—
Operating leases	2,610	2,043	567	—
Capital lease	633	200	400	33	—
Ingredient procurement	64,235	61,166	3,069	—	—
Packaging procurement	35,401	35,401	—	—	—
	$1,394,175	$158,292	$108,536	$1,046,587	$80,760
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

In addition, in January 2018, we entered into an agreement with the Apollo Funds terminating all future payment obligations to the Apollo Funds in exchange for a payment of $34.0 million. However, if we enter into a definitive agreement on or before January 26, 2019 and that agreement results in a change in control (as defined in the Tax Receivable Agreement), we would be required to make an additional payment of $10.0 million to the Apollo Funds.
During the year ended December 31, 2017, we recognized a gain of $50.2 million related to the adjustment to the tax receivable agreement, partially offset by approximately $1.6 million of expense to reflect an increase to the estimated future cash tax savings rate attributed to a state tax law change. We recognized a corresponding gain on the consolidated statement of operations.
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

Trade and consumer promotion programs

We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs, new product introduction fees, and coupons. The mix between promotional programs, which are classified as reductions in revenue in the Statement of Operations, and advertising or other marketing activities, which are classified as marketing and selling expenses in the Statement of Operations, fluctuates between periods based on our overall marketing plans, and such fluctuations have an impact on revenues. These trade programs also require management to make estimates about the expected total cost of the programs and related allocations amongst participants (who might have different levels of incentives based on various program requirements). These estimates are inherently uncertain and are generally based on historical experience, adjusted for any new facts or circumstances that might impact the ultimate cost estimate for a particular program or programs.

Goodwill and Indefinite-lived trade names

When evaluating goodwill and indefinite-lived intangible assets for impairment, under U.S. GAAP we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. If, based on a review of the qualitative factors, we determine it is not more-likely-than-not that the fair value is less than the carrying value, we may bypass the two-step quantitative impairment test. The first step (“Step 1”) of the quantitative impairment test calculates the estimated fair value of each of the reporting units and compares it to the carrying value. If the fair value is in excess of the carrying value, no impairment exists. If Step 1 does indicate impairment, a second step (“Step 2”) must take place. Under Step 2, the fair value of the assets and liabilities of the reporting unit are estimated as if the reporting unit were acquired in a business combination. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill, to which the carrying value of the goodwill must be adjusted.

In performing the quantitative test of goodwill, we primarily use the income approach method of valuation that included the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of goodwill and intangible assets. Significant assumptions used to determine fair value under the discounted cash flow model included future trends in sales, operating expenses, overhead expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital and after-tax cost of debt.

In the process of our annual impairment review of the trade names, we primarily use the relief of royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief of royalty method included future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.

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

Tax receivable agreement

See “-Commitments and Contingencies- Tax receivable agreement” above.

New Accounting Pronouncements

Refer to Note 1. Significant Accounting Policies of the Notes to our Consolidated Financial Statements elsewhere in this filing for further information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate market risk.
Market risk on variable-rate financial instruments
Our Third Amended First Lien Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at December 31, 2017 for the outstanding Third Amended First Lien Term Loan was a LIBOR-based rate of 3.60% per annum. At December 31, 2017, the subsidiary borrower had an aggregate principal balance of $993.8 million outstanding under the Third Amended First Lien Term Loan. At December 31, 2017, the subsidiary borrower had $96.1 million available for borrowing, net of letters of credit of $3.9 million, under its Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
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
The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable of approximately $4.9 million for the year ended December 31, 2017, after accounting for the impact of our swap contract.
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Audited Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	59
Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	61
Consolidated Statements of Operations for the year ended December 31, 2017 (Successor), from November 4, 2016 through December 31, 2016 (Successor), and from January 1, 2016 through November 3, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor)	63
Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2017 (Successor), from November 4, 2016 through December 31, 2016 (Successor), and from January 1, 2016 through November 3, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor)	64
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2017 (Successor), from November 4, 2016 through December 31, 2016 (Successor), and Partners’ Equity (Deficit) from January 1, 2016 through November 3, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor)	65
Consolidated Statements of Cash Flows for the year ended December 31, 2017, November 4, 2016 through December 31, 2016 (Successor), and from January 1, 2016 through November 3, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor)	66
Notes to Consolidated Financial Statements	67

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Hostess Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hostess Brands, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year ended December 31, 2017 and for the period November 4, 2016 through December 31, 2016, and the related notes. We have also audited the accompanying consolidated statements of operations, equity, and cash flows for the period January 1, 2016 through November 3, 2016 and the year ended December 31, 2015 of Hostess Holdings, L.P. and subsidiaries, and the related notes (collectively with the consolidated financial statements of Hostess Brands, Inc., the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hostess Brands, Inc. and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the year ended December 31, 2017 and for the period November 4, 2016 through December 31, 2016, in conformity with U.S. generally accepted accounting principles. It is also our opinion that the financial statements referred to above present fairly, in all material respects, the results of Hostess Holdings, L.P. and subsidiaries’ operations and cash flows for the period January 1, 2016 through November 3, 2016 and the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(signed) KPMG LLP

We have served as the Company’s auditor since 2013.

Kansas City, Missouri
February 28, 2018

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares and per share data)

	December 31,	December 31,
ASSETS	2017	2016
	(Successor)	(Successor)
Current assets:
Cash and cash equivalents	$135,701	$26,855
Accounts receivable, net	101,012	89,237
Inventories	34,345	30,444
Prepaids and other current assets	7,970	4,827
Total current assets	279,028	151,363
Property and equipment, net	174,121	153,224
Intangible assets, net	1,923,088	1,946,943
Goodwill	579,446	588,460
Other assets, net	10,592	7,902
Total assets	$2,966,275	$2,847,892

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and capital lease obligation payable within one year	$11,268	$11,496
Tax receivable agreement payments payable within one year	14,200	—
Accounts payable	49,992	34,083
Customer trade allowances	40,511	36,691
Accrued expenses and other current liabilities	11,880	21,656
Total current liabilities	127,851	103,926
Long-term debt and capital lease obligation	987,920	993,374
Tax receivable agreement	110,160	165,384
Deferred tax liability	267,771	353,797
Total liabilities	1,493,702	1,616,481
Commitments and Contingencies (Note 14)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 99,791,245 and 98,250,917 shares issued and outstanding at December 31, 2017 and 2016, respectively	10	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 30,319,564 and 31,704,988 shares issued and outstanding at December 31, 2017 and 2016, respectively	3	3
Additional paid in capital	920,723	912,824
Accumulated other comprehensive income	1,318	—
Retained earnings (accumulated deficit)	208,279	(15,618)
Stockholders’ equity	1,130,333	897,219
Non-controlling interest	342,240	334,192
Total liabilities, stockholders’ equity and non-controlling interest	$2,966,275	$2,847,892
See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except shares and per share data)

	Year Ended December 31, 2017	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net revenue	$776,188	$111,998	$615,588	$620,815
Cost of goods sold	449,290	73,284	346,864	355,963
Special employee incentive compensation	—	—	2,195	2,649
Gross profit	326,898	38,714	266,529	262,203

Operating costs and expenses:
Advertising and marketing	33,004	5,245	30,626	31,967
Selling expense	32,086	5,033	25,730	29,484
General and administrative	52,943	7,322	38,391	31,531
Special employee incentive compensation	—	—	2,503	1,274
Amortization of customer relationships	23,855	3,922	1,185	851
Impairment of property and equipment	1,003	—	7,300	2,700
Loss on sale/abandonment of property and equipment, and bakery shutdown costs (recoveries)	(144)	—	2,551	4,182
Business combination transaction costs	—	—	31,832	—
Related party expenses	381	26,799	3,539	4,306
Tax receivable agreement liability remeasurement	(50,222)	—	—	—
Total operating costs and expenses	92,906	48,321	143,657	106,295
Operating income (loss)	233,992	(9,607)	122,872	155,908
Other (income) expense:
Interest expense, net	39,174	6,649	60,384	50,011
Loss (gain) on modification of debt	2,554	(763)	—	25,880
Other expense (income)	1,360	754	1,624	(8,743)
Total other expense	43,088	6,640	62,008	67,148
Income (loss) before income taxes	190,904	(16,247)	60,864	88,760
Income tax expense (benefit)	(67,204)	(7,762)	439	—
Net income (loss)	258,108	(8,485)	60,425	88,760
Less: Net income (loss) attributable to the non-controlling interest	34,211	(4,081)	3,214	4,507
Net income (loss) attributable to Class A shareholders/partners	$223,897	$(4,404)	$57,211	$84,253
Earnings (loss) per Class A share:
Basic	$2.26	(0.05)
Diluted	$2.13	(0.05)
Weighted-average shares outstanding:
Basic	99,109,629	97,791,658
Diluted	105,307,293	97,791,658

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31, 2017	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net income (loss)	$258,108	$(8,485)	$60,425	$88,760
Other comprehensive income:
Unrealized income on interest rate swap designated as a cash flow hedge	2,878	—	—	—
Income tax expense	(890)	—	—	—
Comprehensive income (loss)	260,096	(8,485)	60,425	88,760
Less: Comprehensive income (loss) attributed to non-controlling interest	34,881	(4,081)	3,214	4,507
Comprehensive income (loss) attributed to class A shareholders/partners	$225,215	$(4,404)	$57,211	$84,253

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Amounts in thousands, except shares data)

Partners’ Equity (Deficit) Hostess Holdings, LP (Predecessor)
	Class A	Class C	Total Partners’ Equity (Deficit)	Non-controlling Interest
Balance – January 1, 2015	$191,989	$53,100	$245,089	$4,267
Distributions to partners	(533,030)	(419,823)	(952,853)	(46,765)
Unit based compensation	948	433	1,381	—
Net income	64,009	20,244	84,253	4,507
Balance – December 31, 2015	(276,084)	(346,046)	(622,130)	(37,991)
Distributions to partners	(9,817)	(13,765)	(23,582)	(1,027)
Unit based compensation	1,945	1,945	3,890	—
Net income	28,605	28,606	57,211	3,214
Balance – November 3, 2016	$(255,351)	$(329,260)	$(584,611)	$(35,804)

Stockholders’ Equity Hostess Brands, Inc. (Successor)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Losses / Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–November 4, 2016	97,589,217	$10	29,870,688	$3	$901,157	$—	$(11,214)	$889,956	$326,601
Comprehensive income	—	—	—	—	—	—	(4,404)	(4,404)	(4,081)
Share-based compensation	—	—	2,496,000	—	5,718	—	—	5,718	17,889
Exchanges	661,700	—	(661,700)	—	6,217	—	—	6,217	(6,217)
Tax receivable agreement arising from exchanges, net of income taxes of $420	—	—	—	—	(268)	—	—	(268)	—
Balance–December 31, 2016	98,250,917	10	31,704,988	3	912,824	—	(15,618)	897,219	334,192
Comprehensive income	—	—	—	—	—	1,318	223,897	225,215	34,881
Share-based compensation, net of income taxes of $2,610	154,849	—	—	—	4,803	—	—	4,803	—
Exchanges	1,385,424	—	(1,385,424)	—	13,848	—	—	13,848	(13,848)
Distributions	—	—	—	—	—	—	—	—	(12,985)
Payment of taxes for employee stock awards	—	—	—	—	(436)	—	—	(436)	—
Exercise of public warrants	55	—	—	—	1	—	—	1	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,898	—	—	—	—	(10,317)	—	—	(10,317)	—
Balance–December 31, 2017	99,791,245	$10	30,319,564	$3	$920,723	$1,318	$208,279	$1,130,333	$342,240

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2017	November 4, 2016 through December 31, 2016	January 1, 2016 through November 3, 2016	Year Ended December 31, 2015
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Operating activities
Net income (loss)	$258,108	$(8,485)	$60,425	$88,760
Depreciation and amortization	38,170	5,843	10,265	9,836
Impairment of property	1,003	—	7,300	2,700
Non-cash loss (gain) on debt modification	1,453	(3,974)	—	16,005
Debt discount (premium) amortization	(925)	(197)	2,790	3,423
Tax receivable agreement remeasurement	(50,222)	—	—	—
Stock-based compensation	7,413	26,748	3,890	1,381
Loss on sale/abandonment of property and equipment	11	—	2,551	3,001
Deferred taxes	(81,270)	(7,815)	—	—
Change in operating assets and liabilities
Accounts receivable	(11,775)	3,705	(19,869)	(1,077)
Inventories	(3,901)	8,895	(2,994)	(5,611)
Prepaids and other current assets	(3,039)	(1,694)	(1,049)	(441)
Accounts payable and accrued expenses	4,839	(11,296)	33,886	10,480
Customer trade allowances	3,820	2,225	4,828	4,364
Other	—	(344)	198	151
Net cash provided by operating activities	163,685	13,611	102,221	132,972

Investing activities
Purchases of property and equipment	(32,913)	(6,494)	(28,633)	(25,082)
Acquisition of business, net of cash	—	(421,242)	(49,735)	—
Proceeds from sale of assets	85	—	4,000	425
Proceeds from sale of marketable securities	—	—	—	42,960
Restricted cash release	—	—	—	1,762
Acquisition and development of software assets	(2,381)	(460)	(2,211)	(2,185)
Net cash used in investing activities	(35,209)	(428,196)	(76,579)	17,880

Financing activities
Repayments of long-term debt and capital lease obligation	(5,144)	(217,400)	(6,987)	(498,565)
Proceeds from issuance of long-term debt	—	—	—	1,225,000
Payment of deferred underwriting costs	—	(13,125)	—	—
Debt fees	(1,066)	(1,820)	—	(22,819)
Distributions to partners	—	—	(23,582)	(952,853)
Distributions to non-controlling interest	(12,985)	—	(1,027)	(46,765)
Payment of taxes related to the net issuance of employee stock awards	(436)	—	—	—
Proceeds from the exercise of warrants	1	—	—	—
Net cash used in financing activities	(19,630)	(232,345)	(31,596)	(296,002)
Net increase (decrease) in cash and cash equivalents	108,846	(646,930)	(5,954)	(145,150)
Cash and cash equivalents at beginning of period	26,855	673,785	64,473	209,623
Cash and cash equivalents at end of period	$135,701	$26,855	$58,519	$64,473

Supplemental Disclosures of Cash Flow Information
Interest	$45,431	$—	$68,606	$34,710
Taxes paid	$16,617	$43	$—	$—
Supplemental disclosure of non-cash investing
Purchases of property and equipment funded by accounts payable	$1,089	$673	$633	$(15)
See accompanying notes to the consolidated financial statements.

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
On November 4, 2016 (the “Closing Date”), in a transaction referred to as the “Business Combination,” the Company, then known as Gores Holdings, Inc. (“Gores Holdings”), acquired a controlling interest in Hostess Holdings, L.P. (“Hostess Holdings”), an entity owned indirectly by C. Dean Metropoulos and certain equity funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”, and together with entities controlled by Mr. Metropoulos, the “Legacy Hostess Equityholders”). Our “Sponsor” refers to Gores Sponsor, LLC, a Delaware limited liability company and the principal stockholder of Gores Holdings, Inc. prior to the Business Combination, and the “The Gores Group” refers to The Gores Group LLC, an affiliate of our Sponsor. In connection with the closing of the Business Combination, Gores Holdings, Inc. changed its name to “Hostess Brands, Inc.” and its trading symbols on NASDAQ from “GRSH” and “GRSHW,” to “TWNK” and “TWNKW”.
As a result of the Business Combination, for accounting purposes, Hostess Brands, Inc. is the acquirer and Hostess Holdings is the acquired party and accounting predecessor. The Company’s financial statement presentation includes the financial statements of Hostess Holdings and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Hostess Brands, Inc., including the consolidation of Hostess Holdings and its subsidiaries, for periods from and after the Closing Date (referred to as the “Successor”). Unless the context requires otherwise, the “Company” refers to the Predecessor for periods prior to the Business Combination and to the Successor for periods after the Business Combination.
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

The Company has determined that Hostess Holdings, a limited partnership, is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE. The Company determined that, through Hostess GP, it has the power to direct all of the activities of Hostess Holdings, with no substantive kick-out rights or participating rights by the limited partners individually or as a group. Hostess Holdings constitutes the majority of the assets of the Company.

Mr. Metropoulos and the Metropoulos Entities hold their equity investment in the company primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings (“Class B Units”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). The Company’s Class B Stock has voting, but no economic, rights, while Hostess Holdings’ Class B Units have economic, but no voting, rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in our Consolidated Financial Statements as a non-controlling interest. The non-controlling interest was recorded at fair value at November 4, 2016 as a result of the Business Combination.

For the Predecessor periods, Hostess Holdings consolidated the financial position and results of operations of New Hostess Holdco LLC. The portion of the New Hostess Holdco, LLC not owned by Hostess Holdings was recognized as a non-controlling interest in the Consolidated Financial Statements. The non-controlling interest presented in the accompanying consolidated balance sheet represents the amount of cash that would be payable to the non-controlling interest holders if the Company were liquidated at book value as of the balance sheet date. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, is the share of the earnings or losses allocated to non-controlling interest for the period.

For the year ended December 31, 2017, the Company recorded adjustments to previously reported gains on debt modifications, resulting in a pre-tax charge of $1.6 million. The Company has determined that this correction of an error is immaterial to the current and prior reported periods.

The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. Previously, the Company’s reportable segments were Sweet Baked Goods and Other. A change in the Company’s internal reporting structure during the last quarter of 2017 caused the Company to reassess its reportable segments. Prior period segment disclosures have been reclassified to conform with current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reporting period. Management utilizes estimates, including, but not limited to, valuation and useful lives of tangible and intangible assets, valuation of expected future payments under the tax receivable agreement, and reserves for trade and promotional allowances. Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less when purchased as cash equivalents and are recorded at cost. Under the Company’s cash management system, checks that have been issued and are out of the control of the Company, but which have not cleared the bank by the balance sheet date, are reported as a reduction of cash.

Accounts Receivable
Accounts receivable represents amounts invoiced to customers for goods that have been received by the customer. As of December 31, 2017 and December 31, 2016, the Company’s accounts receivable were $101.0 million and $89.2 million, respectively, which have been reduced by allowances for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.1 million and $1.9 million, respectively.

Inventories
Inventories are stated at the lower of cost or market on a first-in first-out basis.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	December 31, 2017	December 31, 2016
	(Successor)	(Successor)
Ingredients and packaging	$14,826	$12,712
Finished goods	15,471	14,229
Inventory in transit to customers	4,048	3,503
	$34,345	$30,444

Property and Equipment

Property and equipment acquired in the Business Combination were assigned useful lives for purposes of depreciation that the Company believes to be the useful life of such assets. Additions to property and equipment are recorded at cost and depreciated straight line over estimated useful lives of 10 to 50 years for buildings and land improvements and 3 to 20 years for machinery and equipment. In order to maximize the efficiency of the Company’s operations and to operate the acquired equipment, occasionally the Company will remove and relocate equipment between bakeries. Such removal and relocation costs are expensed as incurred. Reinstallation costs are capitalized if the useful life is extended or the equipment is significantly improved. Otherwise, reinstallation costs are expensed as incurred. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing property and equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the capitalized cost and related accumulated depreciation are removed from the balance sheet and any resulting gain or loss is recognized in the Consolidated Statements of Operations.

For the year ended December 31, 2017 (Successor), the Company recorded an impairment loss of $1.0 million in the Sweet Baked Goods segment related to a production line that was idled when the related production was transitioned to a third party. From January 1, 2016 through November 3, 2016 (Predecessor), the Company recorded an impairment loss of $7.3 million in the Sweet Baked Goods segment when it closed multiple production lines at the Indianapolis, Indiana bakery and transitioned production to other facilities. The measurement of this loss was based on Level 3 inputs within the fair value measurement hierarchy.

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

Included in the caption “Other assets” in the Consolidated Balance Sheets is capitalized software in the amount of approximately $7.3 million and $7.4 million at December 31, 2017 and December 31, 2016, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $2.5 million for the year ended December 31, 2017, $1.5 million from January 1, 2016 through November 3, 2016 (Predecessor), $0.3 million from November 4, 2016 through December 31, 2016 (Successor), and $1.4 million (Predecessor), for the year ended December 31, 2015.

Goodwill and Intangible Assets
At December 31, 2017 and 2016, the goodwill balances of $579.4 million and $588.5 million, respectively, represent the excess of the amount the Successor paid for the Business Combination over the fair value of the assets acquired and liabilities assumed. Goodwill that resulted from the Business Combination was allocated to the Sweet Baked Goods segment and the In-Store Bakery segment.
The Company’s indefinite-lived intangible assets consist of trademarks and trade names. The $1,408.8 million balance at December 31, 2017 and 2016, was recognized as part of the Business Combination. The trademarks and trade names are integral to the Company’s identity and are expected to contribute indefinitely to its corporate cash flows. Fair value for trademarks and tradenames was determined using the income approach, which is considered to be Level 3 within the fair value hierarchy. The application of the income approach was premised on a royalty savings method, whereby the trademark and tradenames are valued by reference to the amount of royalty income it could generate if it was licensed, in an arm’s‑length transaction, to a third party. These assets have been assigned an indefinite life and therefore are not amortized but rather evaluated for impairment annually.
Also, the Company has finite-lived intangible assets that consist of customer relationships. The $514.2 million and $538.1 million balances on December 31, 2017 and 2016 respectively, were recognized as part of the Business Combination. For customer relationships, the application of the income approach (Level 3) was premised on an excess earnings method, whereby the customer relationships are valued by the earnings expected to be generated from those customers after other capital charges. Definite-lived intangible assets are being amortized on a straight‑line basis over the estimated remaining useful lives of the assets.
During the year ended December 31, 2017, the Company changed its policy and will perform an impairment assessment each year as of October 1 (previously September 30).
Reserves for Self-Insurance Benefits
The Company’s employee health plan is self-insured by the Company up to a stop-loss amount of $0.3 million for each participant per plan year. In addition, the Company maintains insurance programs covering its exposure to workers’ compensation. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Included in the accrued expenses in the Consolidated Balance Sheets is a reserve for healthcare claims in the amount of approximately $1.1 million and $1.7 million at December 31, 2017 and December 31, 2016, respectively, and a reserve for workers’ compensation claims of $1.7 million and $1.3 million at December 31, 2017 and December 31, 2016, respectively.
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
The Company participates in a number of promotional activities including, but not limited to, offering rebates for achieving various performance levels, offering incentives for product placement locations in retail stores, offering pricing discounts for those customers electing to provide their own transportation for shipment of product and offering subsidies for advertising placed by customers. In lieu of accepting returns, the Company offers an allowance for anticipated expired and damaged products to certain customers. The ultimate cost of these programs depends on retailer performance and is the subject of significant management estimates. The Company records as expense the estimated ultimate cost of the program at the later of the recognition of the revenue for the underlying sale, or when the trade allowance is offered. In accordance with the authoritative guidance for revenue recognition, the cost of these programs is classified in the Consolidated Statements of Operations as a reduction of net sales. Also, in accordance with the guidance, coupon redemption costs are also recognized as reductions of net revenues when issued.
The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

(% of Consolidated Net Revenues)	December 31, 2017	From November 4, 2016 through December 31, 2016	From January 1, 2016 through November 3, 2016	Year Ended December 31, 2015
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Sweet Baked Goods	19.7%	19.3%	21.2%	21.0%
In-Store Bakery	0.7%	0.7%	0.4%	0.0%
Total	20.4%	20.0%	21.6%	21.0%

Equity Compensation

The grant date fair values of stock options are valued using the Black-Scholes option-pricing model, including a simplified method to estimate the number of periods to exercise date (i.e., the expected option term). Management has determined that the equity plan has not been in place for a sufficient amount of time to estimate the post vesting exercise behavior. Therefore, it will continue to use this simplified method until such time as it has sufficient history to provide a reasonable basis to estimate the expected term. Forfeitures are recognized as a reduction of expense as incurred. For awards which have performance conditions, compensation expense is calculated based on the number of shares expected to vest after assessing the probability that the performance criteria will be met. The equity-based compensation expense, net of forfeitures, is recognized using a straight-line basis over the requisite service period of the awards, which corresponds to the vesting periods of the awards.

Collective Bargaining Agreements
As of December 31, 2017, approximately 26.9%, of the Company’s employees are covered by these collective bargaining agreements, including 18.4% subject to collective bargaining agreements which will expire before December 31, 2018.
Employee Benefit Plans

The Company provides several benefit plans for employees depending upon employee eligibility. The Company has a health care plan, a defined contribution retirement plan (401(k)), company-sponsored life insurance, and other benefit plans. The Company’s contributions to the defined contribution retirement plan were $1.1 million for the year ended December 31, 2017, compared to no contributions for the period from November 4, 2016 through December 31, 2016 (Successor), $1.1 million for the period from January 1, 2016 through November 3, 2016 (Predecessor), and $1.0 million of contributions for the year ended December 31, 2015.

The Company offers an annual incentive plan based upon operating targets. Final payout is approved by the board of directors. The Company has accrued $4.3 million and $6.0 million at December 31, 2017 (Successor) and December 31, 2016 (Successor), respectively.

The Company has also has a long-term incentive plan for certain director-level employees, payment under which is contingent on changes in certain ownership levels. Amounts paid in the Predecessor period from January 1, 2016 through November 3, 2016 and the year ended December 31, 2015 are reported as special employee incentive compensation in the consolidated statement of operations. The total that could be payable due to any future qualifying changes in ownership levels under the plan is $0.6 million as of December 31, 2017. In accordance with U.S. GAAP, the Company does not carry an accrual for the long-term incentive plan.

Income Taxes
As a result of the Business Combination, Hostess Brands, Inc. acquired a controlling interest in Hostess Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hostess Holdings is not directly subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Hostess Holdings is passed through to and included in the taxable income or loss of its partners, including the Company following the Business Combination. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Hostess Holdings following the Business Combination.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform”).  The SEC staff issued Staff Accounting Bulletin No. 119 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available to complete the accounting for Tax Reform.  The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities.  Further information on the tax impacts of Tax Reform is included in Note 13 of the Company’s consolidated financial statements.

Derivatives
In April 2017, the Company entered into an interest rate swap contract to mitigate its exposure to changes in the variable interest rate on its long-term debt. This contract was designated as a cash flow hedge. Changes in the fair value of this instrument are recognized in accumulated other comprehensive income in the consolidated balance sheets and reclassified into earnings in the period in which the hedged transaction affects earnings. Hedging ineffectiveness, if any, is recognized as a component of interest expense in the consolidated statements of operations. Payments made under this contract are included in the supplemental disclosure of interest in the consolidated statement of cash flows.
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the best extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
•Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date
•Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability
•Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date

Fair Value of Financial Instruments
The Company estimates that the carrying amount of its long-term debt reasonably approximates fair value. At December 31, 2017 and December 31, 2016, the approximate fair value of the Company’s debt was $998.7 million and $1,005.5 million, respectively. The fair value is calculated using current interest rates and pricing from financial institutions (Level 2 inputs).

New Accounting Pronouncements
In August 2017, the FASB issued Accounting Standards Update No. 2017-12 (“ASU 2017-12”), Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP. The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. The Company plans to early adopt this standard in the first quarter of 2018 and does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.
In May 2017, the FASB issued Accounting Standards Update No. 2017-9 (“ASU 2017-9”), Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about what changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Per ASU 2017-9, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification, (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified, and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-9. The Company early adopted ASU 2017-9 during the year ended December 31, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In January 2017, the FASB issued Accounting Standards Update No. 2017-4 (“ASU 2017-4”), Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-4 eliminates Step 2 from the goodwill impairment test. Step 2 required an entity to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in a business combination. Instead, an entity should perform its goodwill impairment test and recognize an impairment charge by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-4 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-4 during the year ended December 31, 2017, the adoption did not have a material impact on the company’s consolidated financial position, results of operations or cash flows. The company’s goodwill impairment tests have not proceeded to Step 2 at any testing date.
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
The Company plans to adopt the standard in the first quarter of 2018 retrospectively with the cumulative effect of initial application reported as of January 1, 2018. The Company is utilizing a comprehensive approach when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. The approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. The Company has made significant progress on its process review. Based on the Company’s review, management does not currently expect the initial application of this guidance to have a material impact on its consolidated financial statements.
2. Business Combination

The following summarizes the fair value of the Business Combination:

(In thousands)
Cash paid	$479,761
Equity consideration paid (1)	239,323
Tax receivable arrangement payable	161,681
Total consideration	880,765
Hostess Holdings debt assumed by Gores Holdings, Inc	1,228,254
Noncontrolling interest (2)	326,601
Fair value of the Business Combination	$2,435,620

(1) Equity consideration paid to the Legacy Hostess Equityholders is summarized below:

(In thousands, except share data)
Class A common shares of the Company subject to six month sales restriction	22,098,139
Fair value per share	$10.83
$239,323

(2) The class B units in Hostess Holdings, LP, which are not owned by the Company, represent the noncontrolling interest as provided below:

(In thousands except share data)
Class B units of Hostess Holdings, LP subject to six month sales restriction	24,424,259
Fair value per unit	$10.83
$264,515

(In thousands except share data)
Class B units of Hostess Holdings, LP not subject to sales restrictions	5,446,429
Fair value per unit	$11.40
$62,086

The fair value of these units was determined as follows:

Per share price based on average market price on the day of the Business Combination	$11.40
Discount for lack of marketability	5.0%
$10.83

The 5% discount for lack of marketability was determined by using an option pricing method (Finnerty Protective Put Model) to reflect a six month sales restriction.

The Company recorded an allocation of the purchase price to Predecessor’s tangible and identified intangible assets acquired and liabilities assumed, excluding long-term debt, based on their fair values as of the closing date. The purchase price allocation is as follows:

(In thousands)
Cash	$58,519
Accounts receivable	58,474
Inventories	39,338
Prepaids and other assets	2,998
Property and equipment	155,076
Accounts payable and accrued expenses	(56,559)
Deferred tax liabilities	(352,531)
Trade name and trademarks	1,408,848
Customer relationships	542,011
Goodwill	579,446
Total assets acquired and liabilities assumed	$2,435,620

Goodwill is attributed to intangible assets which do not qualify for separate recognition, and is partially deductible for income tax purposes.

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

During the measurement period which started on the Closing Date and ended on November 3, 2017, the Company revised its preliminary estimate of the future cash tax savings under the tax receivable agreement. This resulted in an $8.1 million decrease in goodwill, a decrease to the tax receivable agreement liability of $3.0 million, a $5.5 million decrease to deferred tax liabilities, and an increase to accrued expenses and other liabilities of $0.4 million. The Company also revised its estimate of deferred tax liabilities which decreased both deferred tax liabilities and goodwill by $0.9 million. As of November 3, 2017, the allocation of the purchase price for the Business Combination is final.

The following unaudited pro forma combined financial information presents the Company’s results as though the Business Combination had occurred at January 1, 2016. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

Year Ended December 31, 2016
(In thousands)	(Pro Forma)
(Unaudited)
Net Revenue	$727,586
Net Income	82,442

On May 10, 2016, the Predecessor purchased the stock of Superior for $51.1 million, $49.7 million net of cash acquired. Superior is located in Southbridge, Massachusetts and manufactures eclairs, madeleines, brownies, and iced cookies. The Predecessor acquired Superior to expand its market and product offerings in the In-Store Bakery section of grocery and club retailers. The Company expects to realize synergies and cost savings related to this acquisition as a result of purchasing and procurement economies of scale and general and administrative expense savings, particularly with respect to the consolidation of corporate related functions and elimination of redundancies.
The acquisition of Superior was treated as a purchase in accordance with ASC 805, Business Combinations, which requires allocation of the purchase price to the estimated fair values of assets and liabilities acquired in the transaction. The allocation of purchase price is considered final. The following is a summary of the allocation of the purchase price:

(In thousands)
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

3. Stock-Based Compensation

Hostess Brands, Inc. 2016 Equity Incentive Plan (Successor)

The Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) provides for the granting of various equity-based incentive awards to directors of the Company, certain members of Company management, and service providers to the Company. The types of equity-based awards that may be granted under the 2016 Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. There are 7,150,000 registered shares of Class A common stock reserved for issuance under the 2016 Plan. All awards issued under the 2016 Plan may only be settled in shares of Class A common stock. As of December 31, 2017, 5,188,682 shares were available for issuance under the 2016 Plan.

Equity-based compensation expense totaled approximately $7.4 million for the Successor year ended December 31, 2017. There was no equity-based compensation expense for either the Successor or Predecessor periods in 2016 related to the 2016 Plan.

Restricted Stock Units (“RSUs”)

The fair value of RSU awards is calculated based on the closing market price of the Company’s Class A Common Stock on the date of grant. Compensation expense is recognized straight-line over the requisite service period of the awards, ranging from one to three years.
The vesting of certain RSU awards is contingent upon the Company attaining positive earnings per share for the fiscal year ending immediately prior to the vesting date. Management has determined it is probable that these performance conditions will be met.
For certain RSU awards, a portion of the granted units are banked at each annual performance period if the Company achieves certain EBITDA targets. Banked shares continue to be subject to the requisite service period under the terms of the awards. Depending on actual performance during each of the three annual performance periods, award recipients have the opportunity to receive up to 225% of the granted units.
Upon an employee’s termination, all unvested awards will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2016 Plan.

The following table summarizes the activity of the Company’s unvested RSUs for the successor year ended December 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2016 (Successor)	—	$—
Total Granted	1,448,736	15.73
Forfeited	(390,038)	15.78
Vested(1)	(142,804)	15.55
Unvested as of December 31, 2017 (Successor)	915,894	$15.73
(1)Includes 40,223 shares withheld to satisfy $0.4 million employee tax obligations upon vesting.
As of December 31, 2017, there was $6.5 million of total unrecognized compensation cost related to non-vested RSUs granted under the 2016 Plan that are considered probable to vest; that cost is expected to be recognized over a weighted average remaining period of approximately 2.00 years. As of December 31, 2017, the grant date fair value of awards for which no compensation is recognized because it is not probable that the performance conditions will be met is $4.8 million.
For the year ended December 31, 2017 (Successor), $5.4 million of compensation expense related to the RSUs was recognized within general and administrative expenses on the consolidated statement of operations.

Restricted Stock Awards (“RSAs”)
On March 23, 2017, the Company granted 435,000 shares of restricted stock to the Company’s Chief Executive Officer under the 2016 Plan. The fair value of the RSAs is calculated based on the closing market price of the Company’s Class A common stock on the grant date. On October 12, 2017, with the announcement of the Company’s Chief Executive Officer’s retirement, the grant was modified so that the 435,000 unvested shares were forfeited and 75,000 replacement shares would vest on January 1, 2018, provided there was positive earnings per share for the year ended December 31, 2017.
If the vesting requirements of a restricted stock award are not satisfied, or the performance conditions are not attained, the award will be forfeited and the shares of Class A common stock subject to the award shall be returned to the Company.
As of December 31, 2017, there was no unrecognized compensation cost related to the non-vested restricted stock. For the year ended December 31, 2017 (Successor), the Company recognized expense of $1.0 million related to the restricted stock awards within general and administrative expenses on the consolidated statement of operations.
The following table summarizes the activity of the Company’s restricted stock awards for the year ended December 31, 2017:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested units as of December 31, 2016 (Successor)	—	—
Granted	510,000	$15.73
Forfeited	(435,000)	15.78
Vested	—	—
Unvested as of December 31, 2017 (Successor)	75,000	$13.43

Stock Options
During the year ended December 31, 2017, the Company granted 1,202,613 stock options to certain members of management under the Plan. The weighted average grant date fair value was estimated using the Black-Scholes option-pricing model (level 3) with the following assumptions:

Year Ended December 31, 2017
Expected volatility (1)	0.2746%
Expected dividend yield (2)	—%
Expected option term (3)	6.24 years
Risk-free rate (4)	2.09%

(1)	The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period based on the expected term and ending on the grant date.

(2)
As of December 31, 2017, the Company has not paid any dividends on our common stock. As of the stock option grant date, the Company does not anticipate paying any dividends on common stock over the term of the stock options. Option holders have no right to dividends prior to the exercise of the options.

(3)
The Company utilized the simplified method to determine the expected term of the stock options since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

(4)	The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant which corresponds to the expected term of the stock options.
The stock options vest in four equal annual installments on varying dates through December 2021. The maximum term under the grant agreement is ten years. As of December 31, 2017, there was $3.1 million of total unrecognized compensation cost related to non-vested stock options outstanding under the 2016 Plan; that cost is expected to be recognized over the vesting periods. For the year ended December 31, 2017 (Successor), there was $1.0 million of expense related to the stock options recognized within general and administrative costs on the consolidated statement of operations.
The following table summarizes the activity of the Company’s unvested stock options for the year ended December 31, 2017 (Successor):

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2016 (Successor)	—	—	$—	$—
Granted	1,202,613	5.52	15.75	4.99
Exercised	—	—	—	—
Forfeited	(374,993)	5.47	15.78	5.04
Outstanding as of December 31, 2017 (Successor)	827,620	5.54	$15.74	$4.97
Exercisable as of December 31, 2017 (Successor)	241.931	5.47	15.78	5.04

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
The Company recognized unit-based compensation expense of $3.9 million from January 1, 2016 through November 3, 2016, including $3.2 million of expense due to a grant agreement provision which caused the accelerated vesting of units granted prior to January 1, 2016 upon consummation of the Business Combination and the accelerated vesting of units granted in 2016 based on the approval of the board of directors, and $1.4 million for the year ended December 31, 2015, (Predecessor), within general and administrative expense on the consolidated statement of operations. All outstanding units under the 2013 Plan were redeemed and the 2013 Plan was terminated on November 4, 2016.

4.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	December 31, 2017	December 31, 2016
	(Successor)	(Successor)
Land and buildings	$32,088	$30,275
Machinery and equipment	141,995	112,221
Construction in progress	13,489	12,334
	187,572	154,830
Less accumulated depreciation	(13,451)	(1,606)
	$174,121	$153,224

Depreciation expense was $11.8 million for the year ended December 31, 2017 (Successor), and was $1.6 million (Successor) and $7.6 million (Predecessor) for the year ended December 31, 2016 (Predecessor), respectively.

5.    Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. Previously, the Company’s reportable segments were Sweet Baked Goods and Other, which included In-Store Bakery, Hostess® branded bread and buns and frozen retail. A change in the Company’s internal reporting structure during the fourth quarter of 2017 caused the Company to reassess its reportable segments. The Company’s Sweet Baked Goods segment consists of fresh and frozen baked goods and bread products that are sold under the Hostess® and Dolly Madison® brands. The In-Store Bakery segment consists of Superior and Hostess branded products sold through the in-store bakery section of grocery and club stores.
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Year Ended December 31, 2017	From November 4 through December 31, 2016	From January 1 through November 3, 2016	Year Ended December 31, 2015
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net revenue:
Sweet Baked Goods	$733,827	$105,211	$595,645	$620,815
In-Store Bakery	42,361	6,787	19,943	—
Net revenue	$776,188	$111,998	$615,588	$620,815

Depreciation and amortization (2):
Sweet Baked Goods	$35,441	$5,245	$9,221	$9,836
In-Store Bakery	2,729	598	1,044	—
Depreciation and amortization	$38,170	$5,843	$10,265	$9,836

Gross profit:
Sweet Baked Goods	$316,916	$37,387	$262,930	$262,203
In-Store Bakery	9,982	1,327	3,599	—
Gross profit	$326,898	$38,714	$266,529	$262,203

Capital expenditures (1):
Sweet Baked Goods	$35,609	$7,544	$31,254	$27,252
In-Store Bakery	774	83	223	—
Capital expenditures	$36,383	$7,627	$31,477	$27,252

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the year ended December 31, 2017 (Successor), from November 4, 2016 through December 31, 2016 (Successor), from January 1 through November 3, 2016 (Predecessor) and the year ended December 31, 2016 (Predecessor).

(2)	Depreciation and amortization include charges to net income classified as costs of goods sold and general and administrative expenses on the consolidated statement of operations.

Total assets by reportable segment are as follows:

(In thousands)	December 31, 2017	December 31, 2016
	(Successor)	(Successor)
Total segment assets:
Sweet Baked Goods	$2,884,642	$2,754,514
In-Store Bakery	81,633	93,378
Total segment assets	$2,966,275	$2,847,892

6.    Goodwill and Intangible Assets
Goodwill and intangible assets as of December 31, 2017 and December 31, 2016 were recognized as part of the purchase price allocation of the Business Combination as of the Closing Date. During the year ended December 31, 2017, the purchase price allocation for the Business Combination was adjusted, resulting in a $9.0 million decrease to goodwill as of December 31, 2017, the purchase price allocation for the business combination is considered final.
Activity of goodwill is presented below by reportable segment:

(In thousands)	Sweet Baked Goods	In-Store Bakery	Total
Balance as of December 31, 2015	$56,992	$—	$56,992
Acquisition of Superior	—	24,227	24,227
Elimination of Predecessor goodwill	(56,992)	(24,227)	(81,219)
Business combination	542,410	46,050	588,460
Balance as of December 31, 2016 (Successor)	542,410	46,050	588,460
Measurement period adjustments	(12,987)	3,973	(9,014)
Balance as of December 31, 2017 (Successor)	$529,423	$50,023	$579,446
Intangible assets consist of the following:

(In thousands)	December 31, 2017	December 31, 2016
	(Successor)	(Successor)
Intangible assets with indefinite lives (trademarks and tradenames)	$1,408,848	$1,408,848
Intangible assets with definite lives (customer relationships)	542,011	542,011
Less accumulated amortization (customer relationships)	(27,771)	(3,916)
Intangible assets, net	$1,923,088	$1,946,943

Amortization expense was $23.9 million for the year ended December 31, 2017, and $3.9 million (Successor) and $1.2 million (Predecessor) for the periods from November 4, 2016 through December 31, 2016 and from January 1, 2016 through November 3, 2016, respectively, and $0.9 million (Predecessor) for the year ended December 31, 2015. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 18 to 23 years. The weighted-average amortization period as of December 31, 2017 for customer relationships was 21.5 years. Future expected amortization expense is as follows:

(In thousands)
2018	$23,977
2019	23,977
2020	23,977
2021	23,977
2022	23,977
2023 and thereafter	394,355

7.    Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	December 31, 2017	December 31, 2016
	(Successor)	(Successor)
Annual incentive compensation	$4,259	$5,997
Payroll, vacation and other compensation	4,342	5,121
Self-insurance reserves	1,192	2,091
Accrued interest	338	4,885
Current income taxes payable	99	2
Workers compensation reserve	1,650	1,321
Litigation	—	1,100
Other	—	1,139
	$11,880	$21,656

8. Tax Receivable Agreement
The tax receivable agreement was entered into by the Company in connection with the Business Combination (the “Tax Receivable Agreement”) and generally provides for the payment by the Company to the Legacy Hostess Equityholders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B Units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the Business Combination; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the Business Combination and prior to subsequent exchanges of Class B Units; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to Legacy Hostess Equityholders in accordance with specified percentages, regardless of the source of the applicable tax attribute. Significant inputs used to estimate the future expected payments include a cash tax savings expressed as a rate of approximately 27.5%.

The following table summarizes activity related to the tax receivable agreement for the year ended December 31, 2017:

(In thousands)
Balance December 31, 2016 (Successor)	$165,384
Measurement period adjustments	(3,017)
Exchanges of Class B units for Class A shares	12,215
Remeasurement due to change in state tax rate	1,589
Remeasurement due to Tax Cuts and Jobs Act	(51,811)
Balance December 31, 2017 (Successor)	$124,360

During the year ended December 31, 2017, the Company remeasured the Tax Receivable Agreement due to changes in federal and state law.  The Company remeasured the Tax Receivable Agreement due to a change in state tax rate that resulted in approximately $1.6 million of expense on the consolidated statement of operations. The Company remeasured the Tax Receivable Agreement due to the Tax Reform. Tax Reform decreased the Company’s estimated cash tax savings rate from approximately 37.4% to 27.5%, primarily due to a permanent Federal tax rate reduction. This resulted in $51.8 million of benefit on the consolidated statement of operations which was reported as a component of operating income.

As of December 31, 2017 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
2018	$14,200
2019	7,600
2020	7,400
2021	7,200
2022	7,200
Thereafter	80,760

9. Debt
A term loan was originated on November 20, 2017 through the Company’s subsidiary, Hostess Brands, LLC (referred to below as the Third New First Lien Term Loan). It requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum (“New LIBOR Floor”) plus a margin of 2.25% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2022. The Third New First Lien Term Loan is secured by substantially all of Hostess Brands, LLC’s present and future assets. The interest rate charged to the Company on the Third New First Lien Term Loan from its origination through December 31, 2017 was 3.57%.

The Third New First Lien Term Loan refinanced the remaining balance of $993.8 million on the Second New First Lien Term Loan through a non-cash refinancing transaction. The Second New First Lien Term Loan was originated by Hostess Brands, LLC on May 19, 2017 and required quarterly payments of interest at a rate equal to the the New Libor Floor plus a margin of 2.50% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2022. The Second New First Lien Term Loan was secured by substantially all of Hostess Brands’ present and future assets. The interest rate charged to the company on the Second New First Lien Term loan from its origination to refinancing was 3.67%.

The Second New First Lien Term Loan refinanced the remaining balance of $996.3 million on the New First Lien Term Loan through a non-cash refinancing transaction. The New First Lien Term Loan was originated by Hostess Brands, LLC on November 18, 2016 and required quarterly payments of interest at a rate of the greater of the applicable LIBOR or 1% per annum (“LIBOR Floor”) plus a margin of 3.0% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2022. The New First Lien Term Loan was secured by substantially all of Hostess Brands’ present and future assets. The interest rate charged to the company on the New First Lien Term loan from January 1, 2017 through refinancing was 4.00%.

The New First Lien Term Loan refinanced the remaining balance on the First and Second Lien Term Loans (referred to below as the Former First Lien Term Loan and Former Second Lien Term Loan, respectively) previously incurred by Hostess Brands, LLC of $915.7 million and $83.0 million, respectively, through a non-cash refinancing transaction in November of 2016. The Company expensed prepayment penalties of $3.0 million as part of the deleverage and refinancing, in accordance with the contractual terms of Former First and Second Lien Term loans.

Prior to its refinancing, required quarterly payments on the Former First Lien Term Loan included interest at a rate of the greater of the LIBOR Floor plus an applicable margin of 3.50% per annum or the base rate plus an applicable margin of 2.25% or 2.50% per annum, based on the net first lien leverage ratio, and principal at a rate of 0.25% of the aggregate principal amount through August 3, 2022, at which time all remaining principal was due.

In connection with the Business Combination, the Company recognized $8.9 million of premiums for the Former First and Former Second Lien Term Loans. Lender debt discount costs, premium, and deferred financing costs are presented net of the long-term debt balance on the Consolidated Balance Sheets and will be amortized to interest expense utilizing the effective interest method over the term of the debt. Portions of the lender debt discount costs, premium, and deferred financing costs have been adjusted through the recognition of gains or losses on the statement of operations along with a portion of other fees incurred with each of the aforementioned refinancing transactions.

A summary of the carrying value of the debt and the capital lease obligation is as follows:

(In thousands)	December 31, 2017	December 31, 2016
	(Successor)	(Successor)
Third First Lien Term Loan (3.6% as of December 31, 2017)
Principal	$993,762	$998,750
Unamortized debt premium and issuance costs	4,857	5,396
	998,619	1,004,146
Capital lease obligation (6.8% as of December 31, 2017)	569	724
Total debt and capital lease obligation	999,188	1,004,870
Less: Amounts due within one year	(11,268)	(11,496)
Long-term portion	$987,920	$993,374

At December 31, 2017, minimum debt repayments under the Third First Lien Term Loan are due as follows:

(In thousands)
2018	$9,938
2019	9,938
2020	9,938
2021	9,938
2022	954,010

Revolving Credit Facility
Hostess Brands, LLC entered into a Revolving Credit Agreement (the “Revolver”) on August 3, 2015 that provides for borrowings up to $100.0 million. The Revolver has a stated maturity date of August 3, 2020 and is secured by liens on substantially all of Hostess Brands LLC’s present and future assets, including accounts receivable and inventories, as defined in the Revolver. The Revolver is pari passu, or ranked equally, with the Third New First Lien Term Loan in regards to secured liens. The Revolver has an annual commitment fee on the unused portion of between 0.375% and 0.50% annually based upon the unused percentage. Interest on borrowings under the Revolver is, at Hostess Brands LLC’s option, either the applicable LIBOR plus a margin of between 3.00% and 3.50% per annum or the base rate plus a margin of 2.00% to 2.50% per annum.

The Company had no outstanding borrowings under its Revolving Credit Agreement (the “Revolver”) as of December 31, 2017. See Note 14 -- “Commitments and Contingencies” for information regarding the letters of credits, which reduce the amount available for borrowing under the Revolver. Interest expense from the Revolver debt fee amortization was $0.3 million (Predecessor) for the year ended December 31, 2016, and $0.1 million for the year ended December 31, 2015, respectively.
10. Interest Rate Swap

During the year ended December 31, 2017, Hostess Brands, LLC entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At December 31, 2017, the effective fixed interest rate on the long-term debt hedged by this contract was 4.03%.

For the year ended December 31, 2017, less than $0.1 million was recorded within interest expense in the consolidated statements of operations for ineffectiveness and there were no reclassifications from accumulated other comprehensive loss into earnings. As of December 31, 2017, the fair value of the interest rate swap contract of $2.9 million was reported within other assets, net on the consolidated balance sheet. The $0.1 million of unrealized losses recognized in accumulated other comprehensive income as of December 31, 2017 are expected to be reclassified into interest expense through December 31, 2018. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts.  The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

11. Equity
The Company’s authorized common shares consist of three classes: 200,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 10,000,000 shares of Class F common stock (none of which were issued and outstanding at December 31, 2017 or December 31, 2016). As of December 31, 2017 and December 31, 2016, there were 99,791,245 and 98,250,917 shares of Class A common stock issued and outstanding, respectively. At December 31, 2017 and 2016 there were 30,319,564 and 31,704,988 shares of Class B common stock issued and outstanding, respectively.
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
As of December 31, 2017 and December 31, 2016, there were 44,182,889 and 37,500,000 public warrants, and 12,317,001 and 19,000,000 private placement warrants outstanding, respectively. Each warrant entitles its holder to purchase one-half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants expire on December 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by the Company’s Sponsor or its permitted transferees. During the year ended December 31, 2017, the private placement warrants were registered with the SEC for future potential sales to the public. When sold to the public, the private placement warrants will become public warrants.

12. Earnings Per Share

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

Below are basic and diluted earnings (loss) per share:

	Year Ended December 31, 2017	From November 4, 2016 through December 31, 2016
	(Successor)	(Successor)
Numerator:
Net income (loss) attributable to Class A shareholders (in thousands)	$223,897	$(4,404)
Denominator:
Weighted-average Class A shares outstanding - basic (excluding non-vested restricted stock awards)	99,109,629	97,791,658
Dilutive effect of warrants	6,113,053	—
Dilutive effect of RSAs and RSUs	84,611	—
Weighted-average shares outstanding - diluted	105,307,293	97,791,658
Earnings (loss) per Class A share - basic	$2.26	$(0.05)
Earnings (loss) per Class A share - dilutive	$2.13	$(0.05)

For the year ended December 31, 2017, all stock options were excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise were greater than the average market price of the common shares.

13. Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Additionally, the impact of changes in the enacted tax rates and laws on deferred taxes, if any, is reflected in the financial statements in the period of enactment.
The income tax expense (benefit) consisted of the following:

(In thousands)	Year Ended December 31, 2017	November 4, 2016 through December 31, 2016	January 1, 2016 through November 3, 2016
	(Successor)	(Successor)	(Predecessor)
Current tax expense (benefit)
Federal	$11,163	$9	$35
State and local	2,903	43	12
Total Current	14,066	52	47

Deferred tax expense (benefit)
Federal	(93,457)	$(6,751)	343
State and local	12,187	(1,063)	49
Total Deferred	(81,270)	(7,814)	392
Income tax expense (benefit), net	$(67,204)	$(7,762)	$439

The Company was a nontaxable partnership in the Predecessor year ended December 31, 2015. In the Predecessor period January 1, 2016 through November 3, 2016, Superior, a C corporation, was subject to income taxes.
As a result of the Business Combination, the Company acquired a controlling interest in Hostess Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hostess Holdings is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Hostess Holdings is passed through and included in the taxable income or loss of its partners, including the Company in Successor periods. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Hostess Holdings following the Business Combination.
The operations of Hostess Holdings include those of its C corporation subsidiaries. These C corporation subsidiaries are subject to U.S. federal, state and local income taxes. The Company’s tax provision includes income taxes for the share of Hostess Holdings income or loss passed through to the Company, the income or loss of the Company’s C corporation subsidiaries and the deferred tax tax impact of outside basis differences in its investments in subsidiaries.
For the year ended December 31, 2017 (Successor) and the periods from November 4 through December 31, 2016 (Successor) and January 1 through November 3, 2016 (Predecessor), the effective income tax rate differs from the federal statutory income tax rate as explained below:

	Year Ended December 31, 2017	November 4, 2016 through December 31, 2016	January 1, 2016 through November 3, 2016
	(Successor)	(Successor)	(Predecessor)
U. S. federal statutory income tax rate	35.0%	35.0%	35.0%

State and local income taxes, net of federal benefit	3.8	4.1	0.1
Income attributable to non-controlling interest	(6.3)	(8.8)	—
Nontaxable partnerships	—	—	(34.4)
Valuation allowance	—	17.2	—
Tax Cuts and Jobs Act	(66.2)	—	—
Change in state tax rate	1.2	—	—
Other	(2.7)	0.3	—
Effective income tax rate	(35.2)%	47.8%	0.7%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying Consolidated Balance Sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

(In thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Successor)	(Successor)
Deferred tax assets
Imputed interest	$4,967	$10,113
Net operating loss carryforwards	578	9,574
Tax credits	2,337	2,019
Other	1,002	1,472
Subtotal	8,884	23,178
Valuation allowance	(242)	(205)
Total deferred tax assets	8,642	22,973

Deferred tax liabilities
Investment in partnership	(266,900)	(363,439)
Property and equipment	(1,394)	(1,857)
Goodwill and intangible assets	(7,512)	(11,474)
Other	(607)	—
Total deferred tax liabilities	(276,413)	(376,770)

Total deferred tax assets and liabilities	$(267,771)	$(353,797)
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
The Company and its C corporation subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. For federal tax purposes, the Company’s and its C corporation subsidiaries’ 2014 through 2017 tax years remain open for examination by the tax authorities under the normal three year statute of limitations. Generally, for state tax purposes, the Company’s and its C corporation subsidiaries’ 2014 through 2017 tax years remain open for examination by the tax authorities under a three year statute of limitations. Should the Company or its C corporation subsidiaries utilize any of their U.S. or state loss carryforwards, their carryforward losses, which date back to 2003, would be subject to examination.

At December 31, 2017, the Company’s C corporation subsidiaries had an available federal net operating loss carryforward of approximately $1.1 million. This carryforward expires in 2035. Of this NOL carryforward, $1.1 million is subject to annual limitations due to a change in ownership of the Company and its C corporation subsidiaries as defined in the Internal Revenue Code. The Company and its C corporation subsidiaries also had various state net operating loss carryforwards totaling approximately $2.5 million and $4.1 million, respectively. Of these NOL carryforwards, $2.5 million and $4.1 million, respectively, are subject to an annual limitation due to an ownership change of the Company and its C corporation subsidiaries. Unless utilized, the state carryforwards expire from 2022 to 2036. The Company does not believe that these limitations will prevent it from utilizing its pre-ownership change net operating loss carryforwards. The Company also has state income tax credit carryforwards of approximately $2.9 million which expire from 2028 to 2032.

The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits at December 31, 2017 or 2016, that if recognized, would affect the annual effective tax rate.

Tax Reform significantly changes U.S. tax law by lowering the corporate income tax rate permanently from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under Tax Reform, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $111.3 million non-cash tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017.

Tax Reform provides for considerable changes in the taxation of international operations by implementing a territorial tax system and imposing a repatriation tax on deemed earnings of foreign subsidiaries. The Company has determined that these changes will not have a material impact on its consolidated financial statements given the Company’s current tax profile and has recorded no provisional tax impact.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the impact of changes in the tax receivable agreement due to the tax rate reduction and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform. The accounting is expected to be complete when the Company has had further time to analyze the tax law changes during the first half of 2018.

Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statement of operations. For the year ended December 31, 2017 (Successor), the periods from January 1, 2016 through November 3, 2016 (Predecessor) and November 4, 2016 through December 31, 2016 (Successor), and the year ended December 31, 2015 (Predecessor), the Company has not recorded any penalties and interest and does not have any accrued balance of penalties and interest.

14.    Commitments and Contingencies
Accruals and the Potential Effect of Litigation
Liabilities related to legal proceedings are recorded when it is probable that a liability has been incurred and the associated amount can be reasonably estimated. Where the estimated amount of loss is within a range of amounts and no amount within the range is a better estimate than any other amount, the low end of the range is accrued.
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
Lease Commitments
Operating Leases
The Company leases facilities for its headquarters, manufacturing, and distribution, under noncancelable operating lease arrangements. As of December 31, 2017, the Company’s total future minimum lease payments under these operating leases were $2.6 million.
Rent expense under all operating leases was $2.0 million for the year ended December 31, 2017, $0.3 million (Successor) for November 4, 2016 through December 31, 2016 and $1.3 million (Predecessor) for the period January 1, 2016 through November 3, 2016, compared to $0.4 million for the year ended December 31, 2015 (Predecessor).
Future minimum lease payments under operating leases were as follows:

(In thousands)
2018	$2,042
2019	568
2020	—
2021	—
2022	—
Thereafter	—
Capital Leases
The Company entered into a bond-lease agreement with the Development Authority of Columbus, Georgia on December 1, 2013, which was amended in December, 2016. The bond-lease transaction required the company to exchange its property to the taxing jurisdiction for tax-exempt bonds issued in the name of the Company and not to exceed $18 million. As the issuer and holder of the bonds, the Company is not required to make lease payments. On December 16, 2013, the Company received an ad valorem tax agreement from the Columbus, Georgia Board of Tax Assessors granting tax abatement for the real and personal property located at the Company’s Columbus, Georgia bakery through 2023.

The Company has elected to use the right of setoff under Accounting Standards Codification 210-20 to net the asset and the liability.
The Company has a capital lease obligation of $0.6 million for the lease located on its Southbridge, Massachusetts bakery facility. The base term of the lease is through February 2021.
Future minimum lease payments under capital leases were as follows:

(In thousands)
2018	$200
2019	200
2020	200
2021	33
2022	—
Thereafter	—
Contractual Commitments
The Company is a party to various long-term arrangements through advance purchase contracts to lock in prices for certain high-volume raw materials and packaging components for normal product production requirements. These advance purchase arrangements are contractual agreements and can only be canceled with a termination penalty that is based upon the current market price of the commodity at the time of cancellation. These agreements qualify for the “normal purchase” exception under accounting standards; and the purchases under these contracts are included as a component of cost of goods sold.
Contractual commitments were as follows:

(In millions)	Total Committed	Commitments within 1 year	Commitments beyond 1 year
Ingredients	$64.2	$61.2	$3.0
Packaging	35.4	35.4	—
Letters of Credit
The Company is a party to Letter of Credit arrangements to provide for the issuance of standby letters of credit in the amount of $2.2 million and $1.7 million. The arrangements support the collateral requirements for insurance. The Letters of Credit are 100% secured through our Revolver.

15.    Related Party Transactions
Prior to the Business Combination, the Company was party to an agreement to employ Mr. Metropoulos as the Executive Chairman. The agreement, dated April 2013, included payment of an annual salary, a performance bonus at the discretion of the board of directors, and expenses related to the use of his personal aircraft. From January 1, 2016 through November 3, 2016, $3.5 million was expensed by the Company for this compensation agreement. For the year ended December 31, 2015, the Company expensed $4.3 million. The agreement with Mr. Metropoulos was terminated in connection with the Business Combination.

In connection with the Business Combination, the Company entered into an Executive Chairman Employment Agreement with Mr. Metropoulos. Under the terms of this agreement, on November 4, 2016, Mr. Metropoulos was granted 2,496,000 fully vested units of Hostess Holdings and an equivalent number of shares of Class B common stock in the Company as compensation for his continuing service as Executive Chairman.

The Company determined the fair value of this compensation as follows:

(In thousands, except share data)
Number of Class B units granted	2,496
Closing price of equivalent shares of Class A common stock on date of grant	$11.40
28,454
Discount for lack of marketability	6%
$26,747
As these units are subject to certain sales restrictions, a discount for lack of marketability was determined by using an option pricing method (Finnerty Protective Put Model). The $26.7 million of compensation expense related to these awards is recognized as related party expenses on the consolidated statements of operations for the year ended December 31, 2016 along with less than $0.1 million of other payments under this employment agreement.
Also in connection to the Business Combination, the Company agreed to grant shares of Class A common stock or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company to an entity owned by Mr. Metropoulos if certain EBITDA thresholds are met for the year ended December 31, 2017.  The potential grants under this arrangement are between zero and 5.5 million shares. Based on the nature of the arrangement, for U.S. GAAP purposes the potential grants are considered to be compensation for future services to be provided by Mr. Metropoulos. In order to receive 2.75 million shares under this agreement, adjusted EBITDA, as calculated pursuant to the terms of the Master Transaction Agreement entered into in connection with the Business Combination, (“MTA EBITDA”), for the year ended December 31, 2017 must be greater than $240.5 million. The minimum EBITDA threshold for the year ended December 31, 2017 was not met and no Class A common shares or Class B units were issued.
Under the terms of Mr. Metropoulos’ employment agreement, the Company is obligated to grant additional equity (in the form of either shares of Class A common stock of the Company, or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company) to Mr. Metropoulos if MTA EBITDA thresholds are met for the year ended December 31, 2018. The potential grants range from zero to 2.75 million shares. In order to receive 1.375 million shares under this agreement, MTA EBITDA for the year ended December 31, 2018 must be greater than $257.8 million. If MTA EBITDA is greater than $262.8 million, an additional 1.375 million shares will be awarded. As of December 31, 2017, management determined it was not probable that the Company would meet the 2018 MTA EBITDA thresholds.

16. Unaudited Quarterly Financial Data

Summarized quarterly financial data:

	Three Months Ended
(In thousands)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Successor)	(Successor)	(Successor)	(Successor)
Net revenue	$196,221	$192,250	$203,178	$184,538
Operating income	100,762	38,716	49,792	44,723
Net income	189,574	16,130	28,207	24,199
Net income (loss) attributable to Class A shareholders/partners	179,686	9,549	18,830	15,832
Earnings (loss) per Class A share:
Basic	$1.80	.10	.19	.16
Diluted	$1.74	.09	.18	.15

As a result of Tax Reform, the Company remeasured its net deferred tax liabilities and recognized a  $111.3 million non-cash tax benefit and also recognized a gain on the remeasurement of the tax receivable arrangement of $51.8 million during the three months ended December 31, 2017.

(In thousands)	From November 4, 2016 through December 31, 2016	From October 1, 2016 through November 3, 2016	Three Months Ended September 30, 2016	Three Months Ended June 30, 2016	Three Months Ended March 31, 2016
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net revenue	$111,998	$66,831	$196,197	$192,343	$160,217
Operating income	(9,607)	(15,022)	51,667	48,600	37,640
Net income (loss)	(8,485)	(21,084)	33,513	29,472	18,537
Income (Loss) per Class A share:
Basic	$(0.05)
Diluted	$(0.05)

The following table sets forth the high and low sales prices for shares of our Class A common stock and warrants for the quarterly periods indicated, as reported on NASDAQ:

	Class A Common Stock		Warrants
Year Ended December 31, 2017	High	Low	High	Low
First Quarter	$16.48	$12.75	$3.00	$1.73
Second Quarter	17.18	14.93	3.57	2.43
Third Quarter	16.55	13.00	3.04	1.69
Fourth Quarter	15.40	11.00	2.49	1.23
Year Ended December 31, 2016
First Quarter	$10.00	$9.50	$0.40	$0.21
Second Quarter	9.80	9.50	0.36	0.16
Third Quarter	11.16	9.72	1.38	0.25
Fourth Quarter	13.50	10.67	1.98	1.13

17. Subsequent Events
Tax Receivable Agreement
On January 26, 2018, the Company entered into an agreement to terminate all future payments payable under the Tax Receivable Agreement to the Apollo Funds in exchange for a payment of $34.0 million. The agreement did not affect the portion of the rights under the Tax Receivable Agreement for the remaining Legacy Hostess Equity Holders. However, if the Company enters into a definitive agreement on or before January 26, 2019 and that agreement results in a change of control (as defined in the Tax Receivable Agreement), the Company would be required to make an additional payment of $10.0 million to the Apollo Funds. Prior to the buyout, the Company anticipated making its first payment under the Tax Receivable Agreement between $14.0 and $15.0 million in 2018. As a result of the buyout, the first estimated payment to be made in 2018 will be reduced to between $8 million and $9 million.
The summary of expected cash payments under the Tax Receivable Agreement after the buyout and reflecting the impact of Tax Reform is as follows:

(In millions)	Estimated Cash Payments
2018	$8.0 - $9.0
2019	4.0 - 5.0
2020	4.0 - 5.0
2021	4.0 - 5.0
Thereafter	57.0 - 58.0
Total estimated payments	$77.0 - $82.0

Acquisition

On February 1, 2018, the Company acquired certain U.S. breakfast assets of Aryzta, LLC, primarily including a bakery facility, inventory and the Big Texas ® and Cloverhill ® tradenames for a purchase price of approximately $25 million. A preliminary allocation of the purchase price to the net assets acquired for this business combination is expected to be made during the first quarter of 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
Evaluation Of Disclosure Controls And Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective at a level of reasonable assurance.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report Of The Registered Public Accounting Firm

The effectiveness of the Company’s internal control of financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes In Internal Controls

During 2017, the Company completed its implementation of internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the November 4, 2016 Business Combination.

Except as disclosed above, there has been no change in the Company’s internal control over financial reporting during 2017 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Item 6. Exhibits

Exhibit No.	Description
2.1*
Master Transaction Agreement, dated as of July 5, 2016, by and among Gores Holdings, Inc., Homer Merger Sub, Inc., AP Hostess Holdings, L.P., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, and AP Hostess Holdings, L.P., in its capacity as the Sellers’ Representative (1)

3.1	Second Amended and Restated Certificate of Incorporation of Hostess Brands, Inc. (2)
3.2	Amended and Restated Bylaws of Hostess Brands, Inc. (2)
4.1	Specimen Class A Common Stock Certificate (2)
4.2	Specimen Warrant Certificate (2)
4.3	Warrant Agreement, dated August 13, 2015, between Gores Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (3)
10.1	Form of Subscription Agreement, dated July 5, 2016, between Gores Holdings, Inc. and the investors party thereto (1)
10.2	Subscription Agreement, dated July 5, 2016 by and between Gores Holdings, Inc. and Gores Sponsor LLC (1)
10.3	Subscription Agreement, dated July 5, 2016 by and between Gores Holdings, Inc. and Canyon Capital Advisors LLC (1)
10.4	Promissory Note, dated July 27, 2016, issued by Gores Holdings, Inc. to Gores Sponsor LLC (4)
10.5	Letter Agreement, dated August 10, 2016, between Gores Holdings, Inc. and Gores Sponsor LLC (5)
10.6	Amended and Restated Insider Letter Agreement, dated August 12, 2016, among Gores Holdings, Inc., its officers and directors, The Gores Group, LLC and Gores Sponsor LLC (5)
10.7
Exchange Agreement, dated as of November 4, 2016 by and among Gores Holdings, Inc., Hostess Holdings, L.P., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC , C. Dean Metropoulos, and such other holders of Class B Units from time to time party thereto (2)

10.8	Tax Receivable Agreement, dated November 4, 2016, by and among Gores Holdings, Inc., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, AP Hostess Holdings, L.P., and C. Dean Metropoulos (2)
10.8.1
Buyout and Amendment Agreement, dated as of January 26, 2018, by and among Hostess Brands, Inc., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, CDM HB Holdings, LLC, AP Hostess Holdings, L.P., and C. Dean Metropoulos (6)

10.9	Contribution and Purchase Agreement, dated as of November 4, 2016, by and among Gores Holdings, Inc., Hostess CDM Co-Invest, LLC and CDM Hostess Class C, LLC (2)
10.10
Amended and Restated Registration Rights and Lock-Up Agreement, dated as of November 4, 2016, by and among Hostess Brands, Inc., AP Hostess Holdings, L.P., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, C. Dean Metropoulos, Gores Sponsor LLC, Randy Bort, William Patton and Jeffrey Rea (2)

10.11	Form of Indemnification Agreement (2)
10.12	Executive Chairman Employment Agreement, dated as of July 28, 2016, by and among Hostess Brands, LLC, C. Dean Metropoulos, Hostess Holdings, L.P., and Gores Holdings, Inc. (2)
10.13	Executive Chairman Agreement, dated as of July 28, 2016, by and between Gores Holdings, Inc. and C. Dean Metropoulos (2)

10.14	Letter Agreement, dated as of July 22, 2014, by and between Hostess Brands, LLC and William Toler (2)
10.15	Letter Agreement, dated as of March 1, 2016, by and between Hostess Brands, LLC and Tom Peterson (2)
10.16	Hostess Brands, Inc. 2016 Equity Incentive Plan (2)
10.17	Third Amended and Restated First Lien Credit Agreement, dated as of November 20, 2017 (7)
10.18	Letter Agreement, dated as of October 12, 2017, by and between Hostess Brands, LLC and William Toler
10.19	Letter Agreement, dated as of December 6, 2017, by and between Hostess Brands, LLC and Andrew Jacobs
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2016 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2016 and incorporated herein by reference.

(3)	Filed as an exhibit of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2016 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2017 and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on February 28, 2018.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ William Toler	President and Chief Executive Officer (principal executive officer)	February 28, 2018
William Toler
/s/ Thomas Peterson	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2018
Thomas Peterson
/s/ C. Dean Metropoulos	Executive Chairman	February 28, 2018
C. Dean Metropoulos
/s/ Mark Stone	Director	February 28, 2018
Mark Stone
/s/ Laurence Bodner	Director	February 28, 2018
Laurence Bodner
/s/ Neil P. DeFeo	Director	February 28, 2018
Neil P. DeFeo
/s/ Jerry D. Kaminski	Director	February 28, 2018
Jerry D. Kaminski
/s/ Craig D. Steeneck	Director	February 28, 2018
Craig D. Steeneck