Form 10-Q
period 2018-03-31
Hostess Brands, Inc.
filed 2018-05-09
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2018
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

Shares of Class A common stock outstanding - 99,915,614 shares at May 8, 2018
Shares of Class B common stock outstanding - 30,255,184 shares at May 8, 2018

HOSTESS BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward‑looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion and analysis of our financial condition and results of operations included in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	March 31,	December 31,
ASSETS	2018	2017

Current assets:
Cash and cash equivalents	$100,450	$135,701
Accounts receivable, net	113,450	101,012
Inventories	39,970	34,345
Prepaids and other current assets	5,915	7,970
Total current assets	259,785	279,028
Property and equipment, net	192,514	174,121
Intangible assets, net	1,917,093	1,923,088
Goodwill	579,446	579,446
Other assets, net	15,683	10,592
Total assets	$2,964,521	$2,966,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and capital lease obligation payable within one year	$11,268	$11,268
Tax receivable agreement payments payable within one year	8,100	14,200
Accounts payable	65,753	49,992
Customer trade allowances	40,073	40,511
Accrued expenses and other current liabilities	8,714	11,880
Total current liabilities	133,908	127,851
Long-term debt and capital lease obligation	985,124	987,920
Tax receivable agreement	70,289	110,160
Deferred tax liability	273,279	267,771
Total liabilities	1,462,600	1,493,702
Commitments and Contingencies (Note 13)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 99,915,614 and 99,791,245 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 30,255,184 and 30,319,564 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid in capital	922,720	920,723
Accumulated other comprehensive income	3,407	1,318
Retained earnings	232,311	208,279
Stockholders’ equity	1,158,451	1,130,333
Non-controlling interest	343,470	342,240
Total liabilities and stockholders’ equity	$2,964,521	$2,966,275
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net revenue	$208,743	$184,538
Cost of goods sold	137,502	105,243
Gross profit	71,241	79,295
Operating costs and expenses:
Advertising and marketing	8,870	7,322
Selling expense	7,387	8,112
General and administrative	14,562	13,183
Amortization of customer relationships	5,994	5,872
Business combination transaction costs	47	—
Impairment of property and equipment	1,417	—
Related party expenses	92	83
Total operating costs and expenses	38,369	34,572
Operating income	32,872	44,723
Other expense (income):
Interest expense, net	9,340	9,830
Gain on buyout of tax receivable agreement	(12,372)	—
Other expense	83	714
Total other expense (income)	(2,949)	10,544
Income before income taxes	35,821	34,179
Income tax expense	6,519	9,980
Net income	29,302	24,199
Less: Net income attributable to the non-controlling interest	5,461	8,367
Net income attributable to Class A stockholders	$23,841	$15,832

Earnings per Class A share:
Basic	$0.24	$0.16
Diluted	$0.23	$0.15
Weighted-average shares outstanding:
Basic	99,895,075	98,250,917
Diluted	105,041,015	104,773,887

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net income	$29,302	$24,199
Other comprehensive loss:
Unrealized gain on cash flow hedge	3,739	—
Income tax expense	(787)	—
Comprehensive income	32,254	24,199
Less: Comprehensive income attributed to non-controlling interest	6,331	8,367
Comprehensive income attributed to class A stockholders	$25,923	$15,832

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Losses / Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2016	98,250,917	$10	31,704,988	$3	$912,824	$—	$(15,618)	$897,219	$334,192
Comprehensive income	—	—	—	—	—	—	15,832	15,832	8,367
Share-based compensation	435,000	—	—	—	521	—	—	521	—
Balance–March 31, 2017	98,685,917	$10	31,704,988	$3	$913,345	$—	$214	$913,572	$342,559

Balance–December 31, 2017	99,791,245	$10	30,319,564	$3	$920,723	$1,318	$208,279	$1,130,333	$342,240
Comprehensive income	—	—	—	—	—	2,082	23,841	25,923	6,331
Share-based compensation, including income taxes of $98	59,989	—	—	—	1,721	—	—	1,721	—
Adoption of new accounting standards, net of income taxes of $83	—	—	—	—	—	7	191	198	85
Exchanges	64,380	—	(64,380)	—	1,033	—	—	1,033	(1,033)
Distributions	—	—	—	—	—	—	—	—	(4,153)
Payment of taxes for employee stock awards	—	—	—	—	(407)	—	—	(407)	—
Tax receivable agreement arising from exchanges, net of income taxes of $50	—	—	—	—	(350)	—	—	(350)	—
Balance–March 31, 2018	99,915,614	$10	30,255,184	$3	$922,720	$3,407	$232,311	$1,158,451	$343,470

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017

Operating activities
Net income	$29,302	$24,199
Depreciation and amortization	10,091	9,266
Impairment of property and equipment	1,417	—
Debt premium amortization	(271)	(248)
Non-cash gain on tax receivable agreement	(12,372)	—
Share-based compensation	1,623	521
Deferred taxes	4,786	5,455
Change in operating assets and liabilities
Accounts receivable	(11,437)	(6,823)
Inventories	2,006	(1,645)
Prepaids and other current assets	2,055	(19)
Accounts payable and accrued expenses	11,560	(4,152)
Customer trade allowances	(438)	(278)
Other	—	(8)
Net cash provided by operating activities	38,322	26,268

Investing activities
Purchases of property and equipment	(8,019)	(4,519)
Business acquisition	(23,910)	—
Proceeds from sale of assets	—	54
Acquisition of software assets	(558)	(446)
Net cash used in investing activities	(32,487)	(4,911)

Financing activities
Repayments of long-term debt and capital lease obligation	(2,526)	(2,537)
Distributions to non-controlling interest	(4,153)	—
Tax payments related to issuance of shares to employees	(407)	—
Tax receivable agreement buyout	(34,000)	—
Net cash used in financing activities	(41,086)	(2,537)
Net increase (decrease) in cash and cash equivalents	(35,251)	18,820
Cash and cash equivalents at beginning of period	135,701	26,855
Cash and cash equivalents at end of period	$100,450	$45,675

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,942	$14,759
Taxes paid	$507	$—
Supplemental disclosure of non-cash investing:
Purchases of property and equipment funded by accounts payable	$642	$3,325
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
Description of Business

Hostess Brands, Inc. is a Delaware corporation headquartered in Kansas City, Missouri. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing fresh sweet baked goods in the United States.
The Company’s operations are conducted through indirect operating subsidiaries that are wholly-owned by Hostess Holdings, L.P. (“Hostess Holdings”), a direct subsidiary of Hostess Brands, Inc. The Company holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests therein and consolidates Hostess Holdings in the Company’s consolidated financial statements. The remaining limited partnership interests in Hostess Holdings are held by the holders of the outstanding shares of Class B common stock of Hostess Brands, Inc. These limited partnership interests in Hostess Holdings are reflected in our consolidated financial statements as a non-controlling interest.

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

Basis of Presentation
The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, all such adjustments were of a normal and recurring nature. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2017.

Mr. Metropoulos and the Metropoulos Entities hold their equity investment in the Company primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings (“Class B Units”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). The Company’s Class B Stock has voting, but no economic rights, while Hostess Holdings’ Class B Units have economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in the Company’s consolidated financial statements as a non-controlling interest.

The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. Previously, the Company’s reportable segments were Sweet Baked Goods and Other. A change in the Company’s internal reporting structure during the fourth quarter of 2017 caused the Company to reassess its reportable segments. Prior period segment disclosures have been reclassified to conform with the current period presentation.

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Under this method, results for reporting periods beginning January 1, 2018 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605, with the cumulative effect of applying Topic 606 to prior period amounts recognized as an adjustment to opening retained earnings.The Company has elected to apply the new standard to contracts that are not complete as of January 1, 2018. Under this transition method, the Company deemed contracts to be not complete if, as of the date of transition, the Company had not fulfilled its performance obligations. The impact of the adoption of Topic 606 is further described in the Revenue Recognition section of this footnote.

On January 1, 2018, the Company adopted Accounting Standards Update No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The adoption of this standard did not have a material impact on the consolidated financial statements.

In March 2018, the Company adopted FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC’s interpretive guidance released on December 22, 2017, when the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Additional information regarding the adoption of this standard is contained in Note 11-Income Taxes.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries (including those for which the Company is the primary beneficiary of a variable interest entity), collectively referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reporting period. Management utilizes estimates, including, but not limited to, valuation and useful lives of tangible and intangible assets, valuation of expected future payments under the tax receivable agreement and reserves for trade and promotional allowances. Actual results could differ from these estimates.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of March 31, 2018 and December 31, 2017, the Company’s accounts receivable were $113.5 million and $101.0 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.1 million. In addition, there are customer trade allowances of $40.1 million and $40.5 million as of March 31, 2018 and December 31, 2017, respectively, in current liabilities in the consolidated balance sheets.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.

The components of inventories are as follows:

(In thousands)	March 31, 2018	December 31, 2017

Ingredients and packaging	$18,522	$14,826
Finished goods	18,642	15,471
Inventory in transit to customers	2,806	4,048
	$39,970	$34,345

Impairment of Property and Equipment

For the three months ended March 31, 2018, the Company recorded an impairment loss of $1.4 million related to the planned disposition of certain production equipment before the end of its useful life. The measurement of this loss was based on Level 3 inputs within the fair value measurement hierarchy. The remaining net book value of the equipment is included in other assets, net on the consolidated balance sheet.

Software Costs
Included in the caption “Other assets” in the consolidated balance sheets is capitalized software in the amount of $7.2 million and $7.3 million at March 31, 2018 and December 31, 2017, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.7 million for the three months ended March 31, 2018, compared to $0.6 million for the three months ended March 31, 2017.
Revenue Recognition
Net revenue consists primarily of sales of packaged food products. The Company recognizes revenue when the obligations under the terms of its agreements with customers have been satisfied. The Company’s obligation is satisfied when control of the product is transferred to its customers along with the title, risk of loss and rewards of ownership. Depending on the arrangement with the customer, these criteria are met either at the time the product is shipped or when the product is received by such customer.
Customers are invoiced at the time of shipment or customer pickup based on credit terms established in accordance with industry practice. Invoices generally require payment within 30 days. Net revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for that product. Amounts billed to customers related to shipping and handling are classified as net revenue. A provision for payment discounts and other allowances is estimated based on the Company’s historical performance or specific terms with the customer. The Company generally does not accept product returns and provides these allowances for anticipated expired or damaged products.
Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons are offered through various programs to customers and consumers. A provision for estimated trade promotions is recorded as a reduction of revenue in the same period when the sale is recognized.
The Company also offers rebates based on spending levels, product placement locations in retail stores and advertising placed by customers. The ultimate cost of these programs is dependent on certain factors such as actual purchase volumes or customer activities and is the subject of significant management estimates. The Company accounts for these programs as variable consideration and recognizes a reduction in revenue in the same period as the underlying program.
For product produced by third parties, management evaluates whether the Company is the principal (i.e., report revenue on a gross basis) or agent (i.e., report revenue on a net basis). Management has determined that it is the principal in all cases, since it establishes its own pricing for such product, generally assumes the credit risk for amounts billed to its customers, and often takes physical control of the product before it is shipped to customers.
The Company utilizes a practical expedient approach under Topic 606 and does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

See Note 4 to the Company’s consolidated financial statements for a disaggregation of net revenue.
The adoption of Topic 606 had the following impact on the Company’s consolidated statement of operations for the three months ended March 31, 2018 (in thousands):

	As Reported	Adjustments	Balances Without Adoption of Topic 606
Net revenue	$208,743	$(846)	$207,897
Cost of goods sold	137,502	(485)	$137,017

Operating costs and expenses:
Advertising and marketing	8,870	(4)	8,866
Selling expense	7,387	(15)	7,372
Income tax expense	6,519	(72)	6,447

The adoption of Topic 606 had the following impact on the Company’s consolidated balance sheet as of March 31, 2018 (in thousands):

	As Reported	Adjustments	Balances without Adoption of Topic 606
Current assets:
Accounts receivable, net	$113,450	$(846)	$112,604
Inventories	39,970	446	40,416

Current liabilities:
Accounts payable	65,753	(58)	65,695
Accrued expenses and other current liabilities	8,714	(72)	8,642

The adjustments shown above are primarily attributed to a change in the criteria used to determine when the Company’s performance obligation is satisfied. Prior to the adoption of Topic 606, the Company’s performance obligation was satisfied when risk of loss related to the product transferred to the customer. After implementing Topic 606, the Company’s performance obligation is satisfied based on a set of criteria including the customer’s obligation to pay, physical possession, transfer of legal title, transfer of risk and rewards of ownership and the customer’s acceptance of the product. Depending on the arrangement with the customer, the application of this new criteria changed the timing of revenue recognition for certain contracts.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Current assets:
Accounts receivable, net	$101,012	$1,000	$102,012
Inventories	34,345	(531)	33,814

Current liabilities:
Accounts payable	49,992	103	50,095

Long-term liabilities:
Deferred tax liability	267,771	83	267,854

Stockholders’ equity:
Retained earnings	208,279	198	208,477
Accumulated other comprehensive income	1,318	—	1,318
Non-controlling interest	342,240	85	342,325

As noted above, the adjustments due to the adoption of Topic 606 were primarily attributed to the new criteria used to determine the satisfaction of performance obligations.

Concentrations
The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended
(% of Consolidated Net Revenues)	March 31, 2018	March 31, 2017

Sweet Baked Goods	21.3%	18.3%
In-Store Bakery	0.6%	0.7%
Total	21.9%	19.0%

Accounting Standards Issued but Not yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial position, results of operations or cash flows.

2. Aryzta Transaction

On February 1, 2018 (the “Purchase Date”), the Company acquired certain U.S. breakfast assets of Aryzta, LLC, including a bakery facility and certain brand names. The Company acquired the assets to expand its product portfolio and to gain previously outsourced manufacturing capabilities for its existing product portfolio. The assets acquired and liabilities assumed constitute a business and will be recorded at their estimated fair values as of the Purchase Date under the acquisition method of accounting.
Consideration for this acquisition included a $23.9 million cash payment. Due to the timing of the Purchase Date, the Company is still finalizing the purchase price and the allocation of the purchase price to the individual assets acquired and liabilities assumed. The purchase price and allocation included in the March 31, 2018 consolidated balance sheet are based on management’s best estimate and are preliminary and subject to change. To assist management in the allocation, the Company has engaged a valuation specialist to prepare an appraisal. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained.
The provisional amounts for the assets acquired and liabilities assumed as of the Purchase Date are as follows (in thousands):

Inventory	$8,162
Property and equipment	16,838
Other liabilities	(1,090)
Net assets acquired	$23,910
Based on the preliminary assessment of the purchase allocation, no goodwill or other intangible assets have been recorded as a result of this transaction.
Through March 31, 2018, the Company incurred less than $0.1 million of expenses related to the acquisition. These expenses are classified as business combination transaction costs on the consolidated statement of operations.
From the Purchase Date through March 31, 2018, the Company recognized $14.5 million of net revenue and negative gross profit of $4.3 million related to the operations of the acquired assets.

3.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	March 31, 2018	December 31, 2017

Land and buildings	$37,332	$32,088
Machinery and equipment	151,860	141,995
Construction in progress	20,062	13,489
	209,254	187,572
Less accumulated depreciation	(16,740)	(13,451)
	$192,514	$174,121

Depreciation expense was $3.4 million for the three months ended March 31, 2018, and $2.8 million for the three months ended March 31, 2017.

4.    Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company’s Sweet Baked Goods segment consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands, Hostess® branded bread and buns and frozen retail products. The operations attributed to assets acquired from Aryzta are included in the Sweet Baked Goods segment. The In-Store Bakery segment consists of Superior® and Hostess® branded products sold through the in-store bakery section of grocery and club stores.
We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net revenue:
Sweet Baked Goods	$199,293	$174,793
In-Store Bakery	9,450	9,745
Net revenue	$208,743	$184,538

Depreciation and amortization:
Sweet Baked Goods	$9,394	$8,624
In-Store Bakery	697	642
Depreciation and amortization	$10,091	$9,266

Gross profit:
Sweet Baked Goods	$69,438	$76,781
In-Store Bakery	1,803	2,514
Gross profit	$71,241	$79,295

Capital expenditures (1):
Sweet Baked Goods	$9,165	$7,916
In-Store Bakery	54	374
Capital expenditures	$9,219	$8,290

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three months ended March 31, 2018 and 2017.

Total assets by reportable segment are as follows:

(In thousands)	March 31, 2018	December 31, 2017

Total segment assets:
Sweet Baked Goods	$2,889,048	$2,884,642
In-Store Bakery	75,473	81,633
Total segment assets	$2,964,521	$2,966,275

5.    Goodwill and Intangible Assets
There were no adjustments to Goodwill for the three months ended March 31, 2018.
Intangible assets consist of the following:

(In thousands)	March 31, 2018	December 31, 2017

Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,848	$1,408,848
Intangible assets with definite lives (Customer Relationships)	542,011	542,011
Less accumulated amortization (Customer Relationships)	(33,766)	(27,771)
Intangible assets, net	$1,917,093	$1,923,088
Amortization expense was $6.0 million for the three months ended March 31, 2018 and $5.9 million for the three months ended March 31, 2017. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 18 to 23 years. The weighted-average amortization period as of March 31, 2018 for customer relationships was 21.3 years.
6.    Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	March 31, 2018	December 31, 2017

Payroll, vacation and other compensation	$3,086	$4,342
Annual incentive bonuses	2,171	4,259
Workers compensation reserve	1,614	1,650
Self-insurance reserves	987	1,192
Taxes	507	99
Accrued interest	349	338
	$8,714	$11,880

7. Debt
A summary of the carrying value of the debt and the capital lease obligation is as follows:

(In thousands)	March 31, 2018	December 31, 2017

Third First Lien Term Loan (3.9% as of March 31, 2018)
Principal	$991,278	$993,762
Unamortized debt premium and issuance costs	4,586	4,857
	995,864	998,619
Capital lease obligation (6.8%)	528	569
Total debt and capital lease obligation	996,392	999,188
Less: Amounts due within one year	(11,268)	(11,268)
Long-term portion	$985,124	$987,920

At March 31, 2018, minimum debt repayments under the Third First Lien Term Loan are due as follows:

(In thousands)
Remainder of 2018	$7,453
2019	9,938
2020	9,938
2021	9,938
2022	954,011

8. Interest Rate Swap

In April 2017, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At March 31, 2018, the effective fixed interest rate on the long-term debt hedged by this contract was 4.03%.
As of March 31, 2018, the fair value of the interest rate swap contract of $6.6 million was reported within other assets, net on the consolidated balance sheet. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

9. Equity
The Company’s authorized common shares consist of three classes: 200,000,000 shares of Class A common stock, 50,000,000 shares of Class B common stock, and 10,000,000 shares of Class F common stock (none of which were issued and outstanding at March 31, 2018 or December 31, 2017). As of March 31, 2018 and December 31, 2017, there were 99,915,614 and 99,791,245 shares of Class A common stock issued and outstanding, respectively. At March 31, 2018 and December 31, 2017 there were 30,255,184 and 30,319,564 shares of Class B common stock issued and outstanding, respectively. Shares of our Class B common stock, together with Class B units in Hostess Holdings, may be exchanged by the holders thereof for, at the Company’s election, shares of Class A common stock, on a one-for-one basis (subject to customary anti-dilution adjustments), or the cash equivalent of such shares.
As of March 31, 2018 and December 31, 2017, there were 44,305,536 and 44,182,889 public warrants, respectively, and 12,194,354 and 12,317,001 private placement warrants outstanding, respectively. Each warrant entitles its holder to purchase one-half of one share of the Company’s Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of the Company’s Class A common stock. The warrants expire on December 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by the original holders or its permitted transferees.

10. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A shareholders for the period by the weighted average number of Class A common shares outstanding for the period excluding non-vested restricted stock awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including: public and private placement warrants, restricted stock awards, restricted stock units, and stock options.

Below are basic and diluted net income per share:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Numerator:
Net income attributable to Class A shareholders (in thousands)	$23,841	$15,832
Denominator:
Weighted-average Class A shares outstanding - basic	99,895,075	98,250,917
Dilutive effect of warrants	5,048,437	6,521,341
Dilutive effect of restricted stock and restricted stock units	97,503	1,629
Weighted-average shares outstanding - diluted	105,041,015	104,773,887

Net income per Class A share - basic	$0.24	$0.16

Net income per Class A share - diluted	$0.23	$0.15

For the three months ended March 31, 2018 and 2017, stock options were excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise was greater than the average market price of the common shares.

11. Income Taxes
The Company is subject to U.S. federal, state and local taxes on its allocable portion of the income of Hostess Holdings, a partnership for U.S. federal and most applicable state and local taxes. As a partnership, Hostess Holdings is itself not subject to U.S. federal and certain state and local income taxes. The operations of Hostess Holdings include those of its C Corporation subsidiaries.
The income tax expense in the accompanying consolidated statement of operations is based on an estimate of the Company’s annual effective income tax rate and adjusted for discrete items, if any. The Company’s estimated annual effective tax rate based on annual projected earnings for the year ending December 31, 2018 is projected to be 20.7% prior to taking into account a non-recurring discrete item related to the buyout of the tax receivable agreement entered into in connection with the Business Combination (the “Tax Receivable Agreement”), which lowered the effective rate for the first quarter to 18.2%. The Company’s effective tax rate differs from the statutory rate primarily due to the portion of net income attributed to the non-controlling interest which represents an ownership interest in a partnership for income tax purposes.

At December 31, 2017, the Company recorded provisional amounts for the impact of re-measurement on its deferred taxes related to Tax Reform as set forth under SAB No. 118 guidance.  Through March 31, 2018, no adjustments were made to the provisional amounts. Management will continue to analyze these provisional amounts, which are still subject to change during the allowable measurement period.

12.    Tax Receivable Agreement

On January 26, 2018, the Company entered into an agreement to terminate all future payments payable under the Tax Receivable Agreement to the Apollo Funds in exchange for a payment of $34.0 million (the “Buyout”). Subsequent to the Buyout, the Company will retain a greater portion of the future cash tax savings subject to the Tax Receivable Agreement. The Buyout did not affect the portion of the rights under the Tax Receivable Agreement payable to CDM Holders, including those previously assigned by the Apollo Funds. If the Company enters into a definitive agreement on or before January 26, 2019 and that agreement results in a change in control (as defined in the Tax Receivable Agreement), the Company would be required to make an additional payment of $10.0 million to the Apollo Funds. As of March 31, 2018, no amounts have been paid and there are no amounts reflected in the consolidated financial statements related to the change in control provision, based on the management’s estimate of the fair value of the potential obligation.

Significant inputs used to estimate the future expected payments under the Tax Receivable Agreement include a cash tax savings rate of approximately 27.5%.

The following table summarizes activity related to the Tax Receivable Agreement for the three months ended March 31, 2018:

(In thousands)
Balance December 31, 2017	$124,360
Exchange of Class B units for Class A shares	400
Reduction of future payments due to the Buyout	(46,371)
Balance March 31, 2018	$78,389

During the three months ended March 31, 2018, the Company recognized a gain of $12.4 million related to the Buyout.

As of March 31, 2018 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
Remainder of 2018	$8,100
2019	4,400
2020	4,300
2021	4,300
2022	4,300
Thereafter	52,989

13.    Commitments and Contingencies
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

14.    Related Party Transactions
Under the terms of an employment agreement with the Company’s Executive Chairman, C. Dean Metropoulos, the Company is obligated to grant additional equity (in the form of either shares of Class A common stock of the Company, or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company) to Mr. Metropoulos if certain EBITDA thresholds (to be adjusted to reflect the Aryzta Transaction) are met for the year ended December 31, 2018. The potential grants range from zero to 2.75 million shares. As of March 31, 2018, management determined it was not probable that the Company would meet the EBITDA thresholds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein, and our audited Annual Report on Form 10-K for the year ended December 31, 2017. The terms “our”, “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.

Overview

We are a leading United States packaged food company operating in two reportable segments: Sweet Baked Goods (“SBG”) and In-Store Bakery. We operate six bakeries and three distribution centers. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.

Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 52-week period ended March 24, 2018, Hostess® brand market share was 17.3% per Nielsen’s U.S. SBG category data. We have a #1 leading market position within the two largest SBG Segments: Donut and Snack Cake. The Donut and Snack Cake Segments together account for 48.0% of the SBG category’s total dollar sales.

Factors Impacting Recent Results

Acquisition
On February 1, 2018, we acquired certain U.S. breakfast assets of Aryzta, LLC (Aryzta), primarily including a bakery facility, inventory, and the Big Texas and Cloverhill brand names (collectively referred to as the “Chicago Bakery”.) We acquired these assets to expand our product portfolio and to gain previously outsourced manufacturing capabilities for our existing product portfolio. Our consolidated statement of operations includes the operation of these assets from February 1, 2018 through March 31, 2018. We evaluated the impact of the Aryzta acquisition on our financial statements and concluded that the impact was not significant and did not warrant the inclusion of pro forma financial results assuming the acquisition had occurred on January 1, 2017.
Tax Receivable Agreement Buyout
On January 26, 2018, we entered into a transaction to terminate all future payments payable under the Tax Receivable Agreement to the Apollo Funds in exchange for a cash payment of $34.0 million, which was recognized as a financing outflow on the consolidated statement of cash flow. This transaction did not affect the portion of the rights under the Tax Receivable Agreement payable to CDM Holders. We recognized a $12.4 million gain in the non-operating section of our consolidated statement of operations, which represented the difference between the $46.4 million carrying value of the portion of the Tax Receivable Agreement liability which was terminated and the $34.0 cash payment.

Condensed Consolidated Statement of Operations

	Three Months Ended
(In thousands, except shares and per share data)	March 31, 2018	% of Net Revenues	March 31, 2017	% of Net Revenues
Net revenue	$208,743	100.0%	$184,538	100.0%
Cost of goods sold	137,502	65.9	105,243	57.0
Gross profit	71,241	34.1	79,295	43.0

Operating costs and expenses	38,369	18.4	34,572	18.7
Operating income	32,872	15.7	44,723	24.2
Other expense (benefit)	(2,949)	(1.4)	10,544	5.7
Income tax expense	6,519	3.1	9,980	5.4
Net income	29,302	14.0	24,199	13.1
Less: Net income attributable to the non-controlling interest	5,461	2.6	8,367	4.5
Net income attributable to Class A shareholders	$23,841	11.4%	$15,832	8.6%

Earnings per Class A share:
Basic	$0.24		$0.16
Diluted	$0.23		$0.15

Weighted-average shares outstanding:
Basic	99,895,075		98,250,917
Diluted	105,041,015		104,773,887

Reconciliation of Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). This measure may not be comparable to similarly titled measures reported by other companies. We have included this measure because we believe it provides management and investors with additional information to measure our performance and liquidity, estimate our value and evaluate our ability to service debt.
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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, adjusted EBITDA:

•	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; and

•	does not reflect payments related to income taxes, the Tax Receivable Agreement or distributions to the non-controlling interest to reimburse its tax liability.

Reconciliation of Adjusted EBITDA (Unaudited)

(In thousands)		Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Net income		$29,302	$24,199
Plus non-GAAP adjustments:
Income tax provision		6,519	9,980
Interest expense, net		9,340	9,830
Depreciation and amortization		10,091	9,266
Share-based compensation	i.	1,623	521
Gain on buyout of tax receivable agreement	ii.	(12,372)	—
Impairment of property and equipment	iii.	1,417	—
Tax Reform bonuses	iv.	983	—
Business combination transaction costs	v.	47	—
Other expense	vi.	83	714
Adjusted EBITDA		$47,033	$54,510

i.	For the three months ended March 31, 2018, and 2017, we recognized expense related to stock compensation awarded under the Hostess Brands, Inc. 2016 Incentive Plan.

ii.	Represents the difference between the carrying value of the Tax Receivable Agreement liability terminated during the three months ended March 31, 2018, and the related cash payment of $34.0 million.

iii.	For the three months ended March 31, 2018 we recorded an impairment loss of $1.4 million related to a planned improvement in production that was abandoned.

iv.
For the three months ended March 31, 2018, we utilized a portion of the tax savings expected to be realized from the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”) to pay bonuses to certain hourly employees.

v.	Represents fees incurred related to the acquisition of certain assets from Aryzta, LLC on February 1, 2018.

vi.
For the three months ended March 31, 2018, we incurred professional services fees related to the pursuit of potential acquisitions. For the three months ended March 31, 2017, we recorded expenses of $0.7 million which primarily consisted of legal and professional fees related to a secondary public offering of common stock which occurred in April 2017.

Results of Operations

Net Revenue
Net revenue was $208.7 million for the three months ended March 31, 2018, an increase of 13.1%, or $24.2 million, compared to $184.5 million for the three months ended March 31, 2017. The Chicago Bakery, which we acquired during the quarter to expand our breakfast product portfolio and manufacturing capabilities, contributed $14.5 million of net revenue. Excluding the Chicago Bakery, net revenue increased 5.2%, driven by the continued momentum from our 2017 product innovations.
Cost of Goods Sold and Gross Profit
Cost of goods sold of $137.5 million for the three months ended March 31, 2018 represent an increase of $32.3 million or 30.7% from costs of goods sold of $105.2 million for the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 from the three months ended March 31, 2017 is primarily attributed to the Chicago Bakery, higher transportation costs resulting from tightened shipping capacity and higher co-packing costs.
Gross profit was $71.2 million for the three months ended March 31, 2018, or 34.1% of net revenue, compared to $79.3 million, or 43.0% of net revenue for the three months ended March 31, 2017. The decline was primarily attributed to $4.3 million in negative gross profit from our Chicago Bakery resulting in a 478 basis point decrease to gross margin. In addition, higher transportation costs as a result of tightened shipping capacity, higher co-packing costs and one-time bonuses paid to hourly employees as a result of the projected benefits of the newly enacted tax legislation also impacted gross profit.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2018 of $38.4 million represents an increase of 11.0% over the operating costs and expenses of $34.6 million for the three months ended March 31, 2017. The increase was primarily a result of an impairment loss of $1.4 million related to a planned disposition of certain production equipment before the end of its useful live, an increase in non-cash share-based compensation of $1.1 million due to a full quarter of stock compensation expense for the three months ended March 31, 2018, compared to only a partial quarter for the three months ended March 31, 2017. We also increased corrugate display rack deployment in support of our revenue growth.
Operating Income
Operating income for the three months ended March 31, 2018 was $32.9 million, a decrease of 26.5%, compared to $44.7 million for the three months ended March 31, 2017. The decrease is primarily attributed to the Chicago bakery, which had negative gross profit for the quarter. Higher transportation and co-packing costs, the impairment loss and share-based compensation also contributed to the decrease in operating income.
Income Taxes
Our effective tax rate, giving effect to the non-controlling interest, a partnership for income tax purposes, was 18.2% for the for the three months ended March 31, 2018 compared to 29.2% for the three months ended March 31, 2017. The decrease in our effective tax rate was primarily attributed to the lower federal statutory rate enacted by Tax Reform. The tax impact of the gain on the buyout of the Tax Receivable Agreement also impacted the decrease in the effective tax rate.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2018 was $47.0 million, or 22.5% of net revenue, compared to adjusted EBITDA of $54.5 million, or 29.5% of net revenues for the three months ended March 31, 2017. The decrease in adjusted EBITDA was primarily attributed to the operations of the Chicago Bakery.
Segments

We have two reportable segments: Sweet Baked Goods and In-Store Bakery. Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands, Hostess® branded bread and buns, and frozen retail. The In-Store Bakery segment consists of products, including Superior® and Hostess® branded products sold through the in-store bakery section of grocery and club stores.

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Unaudited Segment Financial Data
(In thousands)	Three Months Ended March 31, 2018	Three Months March 31, 2017

Net revenue:
Sweet Baked Goods	$199,293	$174,793
In-Store Bakery	9,450	9,745
Net revenue	$208,743	$184,538

Gross profit:
Sweet Baked Goods	$69,438	$76,781
In-Store Bakery	1,803	2,514
Gross profit	$71,241	$79,295

Net revenue for the Sweet Baked Goods segment for the three months ended March 31, 2018 was $199.3 million, an increase of $24.5 million, or 14.0%, compared to $174.8 million for the three months ended March 31, 2017. The Chicago Bakery contributed $14.5 million of the increase in net revenues. The remaining increase was driven primarily by continued growth from 2017 product innovations.
Gross profit for the Sweet Baked Goods segment for the three months ended March 31, 2018 was $69.4 million, or 34.8% of net revenue, compared to gross profit of $76.8 million, or 43.9% of net revenue, for the three months ended March 31, 2017. The decrease in gross margin was primarily impacted by the operations of the Chicago Bakery, which produced negative gross profit for the quarter, along with higher transportation and co-packing costs and one-time bonuses to hourly employees.
Net revenue for the In-Store Bakery segment for the three months ended March 31, 2018 was $9.4 million, a decrease of $0.3 million or 3.0%, compared to net revenue of $9.7 million for the three months ended March 31, 2017. Gross profit for the In-Store Bakery segment for the three months ended March 31, 2018 was $1.8 million, or 19.1% of net revenue, compared to gross profit of $2.5 million, or 25.8% of net revenue, for the three months ended March 31, 2017. The decrease in revenue and gross profit was attributed to a shift in product and channel mix. Gross margin was further affected by higher transportation costs, as well as one-time bonuses paid to hourly employees.
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
We had working capital, excluding cash, as of March 31, 2018 and December 31, 2017 of $25.4 million and $15.5 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2018, we had approximately $96.1 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2018 were $38.3 million and for the three months ended March 31, 2017 were $26.3 million. The increase in cash flows provided by operating activities was primarily attributed to the timing of vendor payments and customer receipts.

Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2018 and 2017 were $32.5 million and $4.9 million, respectively. Cash outflows from investing activities increased in 2018 due to the acquisition of the Chicago Bakery.
Our property and equipment capital expenditures primarily consisted of strategic growth initiatives, and productivity improvements. Cash outflows for the purchase of property and equipment for the three months ended March 31, 2018 increased from the same period last year due to additional expenditures to support a new cake line in our Columbus, Georgia bakery.
Cash Flows from Financing Activities
Cash flows used in financing activities were $41.1 million for the three months ended March 31, 2018 and $2.5 million for the three months ended March 31, 2017. The increase is primarily due to the $34.0 million payment to buy out a portion of the Tax Receivable Agreement. We also paid distributions to the non-controlling interest, a partnership for income tax purposes, to cover income tax payments.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of March 31, 2018.
As of March 31, 2018, $991.3 million aggregate principal amount of the Third Amended First Lien Term Loan and $3.9 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. As of March 31, 2018, the Company was in compliance with the covenants under the Third Amended First Lien Term Loan and the Revolver.
Contractual Obligations and Commitments
With the exception of the Tax Receivable Agreement (as discussed in Note 12 to the consolidated financial statements, “Tax Receivable Agreement”), there were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate market risk.
Market risk on variable-rate financial instruments
Our Third Amended First Lien Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at March 31, 2018 for the outstanding Third Amended First Lien Term Loan was a LIBOR-based rate of 3.90% per annum. At March 31, 2018, the subsidiary borrower had an aggregate principal balance of $991.3 million outstanding under the Third Amended First Lien Term Loan. At March 31, 2018, the subsidiary borrower had $96.1 million available for borrowing, net of letters of credit of $3.9 million, under our Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
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
The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable of approximately $1.2 million for the three months ended March 31, 2018, respectively, after accounting for the impact of our swap contract.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are involved in lawsuits, claims and proceedings arising in the ordinary course of business. These matters involve personnel and employment issues, personal injury, contract and other proceedings arising in the ordinary course of business. Although we do not expect the outcome of these proceedings to have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements or claims that could materially impact our results.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 28, 2018 (the “Form 10-K”). There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1
Buyout and Amendment Agreement, dated as of January 26, 2018, by and among the Company, Hostess CDM Co-Invest, LLC and each series thereof, CDM Hostess Class C, LLC, and each series thereof, C. Dean Metropoulos, CDM HB Holdings, LLC, and AP Hostess Holdings, L.P.

10.2	Hostess Brands 2018 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on May 9, 2018.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer