Form 10-Q
period 2018-06-30
Hostess Brands, Inc.
filed 2018-08-07
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2018
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

Shares of Class A common stock outstanding - 99,919,503 shares at August 6, 2018
Shares of Class B common stock outstanding - 30,255,184 shares at August 6, 2018

HOSTESS BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	June 30,	December 31,
ASSETS	2018	2017

Current assets:
Cash and cash equivalents	$115,272	$135,701
Accounts receivable, net	110,470	101,012
Inventories	38,191	34,345
Prepaids and other current assets	11,276	7,970
Total current assets	275,209	279,028
Property and equipment, net	199,839	174,121
Intangible assets, net	1,911,099	1,923,088
Goodwill	578,345	579,446
Other assets, net	18,137	10,592
Total assets	$2,982,629	$2,966,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and capital lease obligation payable within one year	$11,268	$11,268
Tax receivable agreement payments payable within one year	700	14,200
Accounts payable	70,858	49,992
Customer trade allowances	42,012	40,511
Accrued expenses and other current liabilities	10,810	11,880
Total current liabilities	135,648	127,851
Long-term debt and capital lease obligation	982,328	987,920
Tax receivable agreement	68,584	110,160
Deferred tax liability	272,966	267,771
Total liabilities	1,459,526	1,493,702
Commitments and Contingencies (Note 12)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 99,919,503 and 99,791,245 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 30,255,184 and 30,319,564 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid in capital	923,502	920,723
Accumulated other comprehensive income	4,177	1,318
Retained earnings	251,593	208,279
Stockholders’ equity	1,179,285	1,130,333
Non-controlling interest	343,818	342,240
Total liabilities and stockholders’ equity	$2,982,629	$2,966,275

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net revenue	$215,849	$203,178	$424,592	$387,716
Cost of goods sold	148,992	114,734	286,494	219,976
Gross profit	66,857	88,444	138,098	167,740
Operating costs and expenses:
Advertising and marketing	8,938	8,111	17,808	15,433
Selling expense	7,751	8,700	15,139	16,812
General and administrative	11,185	15,739	25,746	28,921
Amortization of customer relationships	5,994	5,994	11,989	11,867
Tax receivable agreement liability remeasurement	(1,752)	—	(1,752)	—
Business combination transaction costs	—	—	47	—
Impairment of property and equipment	—	—	1,417	—
Related party expenses	92	108	184	192
Total operating costs and expenses	32,208	38,652	70,578	73,225
Operating income	34,649	49,792	67,520	94,515
Other expense (income):
Interest expense, net	9,749	10,035	19,089	19,865
Gain on buyout of tax receivable agreement	—	—	(12,372)	—
Other expense	86	239	169	953
Total other expense	9,835	10,274	6,886	20,818
Income before income taxes	24,814	39,518	60,634	73,697
Income tax expense	194	11,311	6,712	21,291
Net income	24,620	28,207	53,922	52,406
Less: Net income attributable to the non-controlling interest	5,337	9,377	10,799	17,744
Net income attributable to Class A stockholders	$19,283	$18,830	$43,123	$34,662

Earnings per Class A share:
Basic	$0.19	$0.19	$0.43	$0.35
Diluted	$0.18	$0.18	$0.41	$0.33
Weighted-average shares outstanding:
Basic	99,939,642	98,943,690	99,916,161	98,600,075
Diluted	104,773,094	107,184,341	104,911,474	106,004,898

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income	$24,620	$28,207	$53,922	$52,406
Other comprehensive loss:
Unrealized gain (loss) on interest rate swap contract designated as a cash flow hedge	1,383	(665)	5,121	(665)
Tax benefit (expense)	(292)	203	(1,079)	203
Comprehensive income	25,711	27,745	57,964	51,944
Less: Comprehensive income attributed to non-controlling interest	5,664	9,219	11,989	17,586
Comprehensive income attributed to Class A stockholders	$20,047	$18,526	$45,975	$34,358

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Losses / Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2016	98,250,917	$10	31,704,988	$3	$912,824	$—	$(15,618)	$897,219	$334,192
Comprehensive income	—	—	—	—	—	(304)	34,662	34,358	17,586
Share-based compensation	435,000	—	—	—	4,360	—	—	4,360	—
Exchanges	1,306,211	—	(1,306,211)	—	12,609	—	—	12,609	(12,609)
Distributions	—	—	—	—	—	—	—	—	(8,918)
Exercise of public warrants	55	—	—	—	1	—	—	1	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,845	—	—	—	—	(9,685)	—	—	(9,685)	—
Balance–June 30, 2017	99,992,183	$10	30,398,777	$3	$920,109	$(304)	$19,044	$938,862	$330,251

Balance–December 31, 2017	99,791,245	$10	30,319,564	$3	$920,723	$1,318	$208,279	$1,130,333	$342,240
Adoption of new accounting standards, net of income taxes of $83	—	—	—	—	—	7	191	198	85
Comprehensive income	—	—	—	—	—	2,852	43,123	45,975	11,989
Share-based compensation, net of income taxes of $189	63,878	—	—	—	2,532	—	—	2,532	—
Exchanges	64,380	—	(64,380)	—	1,033	—	—	1,033	(1,033)
Distributions	—	—	—	—	—	—	—	—	(9,463)
Payment of taxes for employee stock awards	—	—	—	—	(436)	—	—	(436)	—
Tax receivable agreement arising from exchanges, net of income taxes of $50	—	—	—	—	(350)	—	—	(350)	—
Balance–June 30, 2018	99,919,503	$10	30,255,184	$3	$923,502	$4,177	$251,593	$1,179,285	$343,818

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Operating activities
Net income	$53,922	$52,406
Depreciation and amortization	20,648	18,854
Impairment of property and equipment	1,417	—
Debt premium amortization	(541)	(470)
Tax receivable agreement remeasurement and gain on buyout	(14,124)	—
Stock-based compensation	2,721	4,360
Non-cash gain on debt modification	—	(394)
Gain on sale/abandonment of property and equipment	—	(15)
Deferred taxes	4,994	12,505
Change in operating assets and liabilities:
Accounts receivable	(8,458)	(10,883)
Inventories	3,558	(3,353)
Prepaids and other current assets	(1,643)	(140)
Accounts payable and accrued expenses	17,187	(6,418)
Customer trade allowances	1,501	1,327
Net cash provided by operating activities	81,182	67,779
Investing activities
Purchases of property and equipment	(19,836)	(15,101)
Acquisition of business	(23,910)	—
Proceeds from sale of assets	—	54
Acquisition and development of software assets	(1,591)	(859)
Net cash used in investing activities	(45,337)	(15,906)
Financing activities
Repayments of long-term debt and capital lease obligation	(5,051)	(2,570)
Debt fees	—	(1,017)
Distributions to non-controlling interest	(9,463)	(8,918)
Tax payments related to issuance of shares to employees	(407)	—
Payments on tax receivable agreement	(41,353)	—
Proceeds from the exercise of warrants	—	1
Net cash used in financing activities	(56,274)	(12,504)
Net increase (decrease) in cash and cash equivalents	(20,429)	39,369
Cash and cash equivalents at beginning of period	135,701	26,855
Cash and cash equivalents at end of period	$115,272	$66,224

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$20,358	$24,958
Taxes paid	$3,959	$9,930
Supplemental disclosure of non-cash investing:
Change in accrued capital expenditures	$1,388	$123
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

On November 4, 2016 (the “Closing Date”), in a transaction referred to as the “Business Combination,” the Company, then known as Gores Holdings, Inc. (“Gores Holdings”), acquired a controlling interest in Hostess Holdings, an entity owned indirectly by C. Dean Metropoulos (the “Metropoulos Entities”) and certain equity funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds”, and together with entities controlled by Mr. Metropoulos, the “Legacy Hostess Equityholders”).

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

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Under this method, results for reporting periods beginning January 1, 2018 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605, with the cumulative effect of applying Topic 606 to prior period amounts recognized as an adjustment to opening retained earnings.The Company has elected to apply the new standard to contracts that are not complete as of January 1, 2018. Under this transition method, the Company deemed contracts to be not complete if, as of the date of transition, the Company had not fulfilled its performance obligations. The impact of the adoption of Topic 606 is further described in the Revenue Recognition section of this footnote.

On January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The adoption of this standard did not have a material impact on the consolidated financial statements.

In March 2018, the Company adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC’s interpretive guidance released on December 22, 2017, when the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Additional information regarding the adoption of this standard is contained in Note 10-Income Taxes.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries (including those for which the Company is the primary beneficiary of a variable interest entity), collectively referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reporting period. Management utilizes estimates, including, but not limited to, valuation and useful lives of tangible and intangible assets, reserves for trade and promotional allowances and valuation of expected future payments under the tax receivable agreement. Actual results could differ from these estimates.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of June 30, 2018 and December 31, 2017, the Company’s accounts receivable were $110.5 million and $101.0 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.5 million and $2.1 million, respectively. In addition, there are customer trade allowances of $42.0 million and $40.5 million as of June 30, 2018 and December 31, 2017, respectively, in current liabilities in the consolidated balance sheets.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.

The components of inventories are as follows:

(In thousands)	June 30, 2018	December 31, 2017

Ingredients and packaging	$16,892	$14,826
Finished goods	19,823	15,471
Inventory in transit to customers	1,476	4,048
	$38,191	$34,345

Impairment of Property and Equipment

For the six months ended June 30, 2018, the Company recorded an impairment loss of $1.4 million related to the planned disposition of certain production equipment before the end of its useful life. The measurement of this loss was based on Level 3 inputs within the fair value measurement hierarchy. The remaining net book value of the equipment is included in other assets, net on the consolidated balance sheet.
Software Costs
Included in the caption “other assets” in the consolidated balance sheets is capitalized software in the amount of $7.5 million and $7.3 million at June 30, 2018 and December 31, 2017, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.8 million and $1.4 million for the three and six months ended June 30, 2018, respectively, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2017, respectively.
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
Trade promotions, consisting primarily of customer pricing allowances, merchandising funds and consumer coupons, are offered through various programs to customers and consumers. A provision for estimated trade promotions is recorded as a reduction of revenue in the same period when the sale is recognized.
The Company also offers rebates based on purchase levels, product placement locations in retail stores and advertising placed by customers. The ultimate cost of these programs is dependent on certain factors such as actual purchase volumes or customer activities and is the subject of significant management estimates. The Company accounts for these programs as variable consideration and recognizes a reduction in revenue in the same period as the underlying program.
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

See Note 4 - Segment Reporting to the Company’s consolidated financial statements for a disaggregation of net revenue.
The adoption of Topic 606 had no significant impact on the Company’s consolidated statement of operations for the three or six months ended June 30, 2018 or the consolidated balance sheet as of June 30, 2018.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to Topic 606	Balance at January 1, 2018
Current assets:
Accounts receivable, net	$101,012	$1,000	$102,012
Inventories	34,345	(531)	33,814

Current liabilities:
Accounts payable	49,992	103	50,095

Long-term liabilities:
Deferred tax liability	267,771	83	267,854

Stockholders’ equity:
Retained earnings	208,279	198	208,477
Non-controlling interest	342,240	85	342,325

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

Concentrations
The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended		Six Months Ended
(% of Consolidated Net Revenues)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Sweet Baked Goods	18.4%	19.9%	18.1%	19.1%
In-Store Bakery	0.6	0.7	0.6	0.7
Total	19.0%	20.6%	18.7%	19.8%

Collective Bargaining Agreements

As of June 30, 2018, approximately 46.3%, of the Company’s employees are covered by collective bargaining agreements, including 14.4% subject to collective bargaining agreements which will expire before December 31, 2018.

Accounting Standards Issued but Not yet Adopted
In February 2016, ASU No. 2016-02, Leases (“ASU 2016-02”) was issued to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on its consolidated financial position, results of operations and cash flows.

2. Aryzta Transaction

On February 1, 2018 (the “Purchase Date”), the Company acquired certain U.S. breakfast assets of Aryzta, LLC, including a bakery facility and certain brand names. The Company acquired the assets to expand its product portfolio and to gain previously outsourced manufacturing capabilities for its existing product portfolio. The assets acquired and liabilities assumed have preliminarily been determined to constitute a business and will be recorded at their estimated fair values as of the Purchase Date under the acquisition method of accounting.
Consideration for this acquisition included a $23.9 million cash payment. The Company is still finalizing the purchase price and the allocation of the purchase price to the individual assets acquired and liabilities assumed. The purchase price and allocation included in the June 30, 2018 consolidated balance sheet are based on management’s best estimate and are preliminary and subject to change. To assist management in the allocation, the Company has engaged a valuation specialist to prepare an appraisal. The Company will finalize the amounts recognized as the information necessary to complete the analysis is obtained.
The provisional amounts for the assets acquired and liabilities assumed as of the Purchase Date are as follows (in thousands):

Inventory	$8,162
Property and equipment	16,838
Other liabilities	(1,090)
Net assets acquired	$23,910
Based on the preliminary assessment of the purchase allocation, no goodwill or other intangible assets have been recorded as a result of this transaction.
For the three and six months ended June 30, 2018, the Company incurred less than $0.1 million of expenses related to the acquisition. These expenses are classified as business combination transaction costs on the consolidated statement of operations.
For the three and six months ended June 30, 2018, the operations of the acquired assets provided net revenue of $20.8 million and $35.4 million, respectively, and negative gross profit of $6.3 million and $10.7 million, respectively. The negative gross profit does not reflect the allocation of shared costs incurred by the Company. Due to the nature of these costs, the Company determined it was impracticable to allocate to individual bakeries.

3.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	June 30, 2018	December 31, 2017

Land and buildings	$37,415	$32,088
Machinery and equipment	169,633	141,995
Construction in progress	13,330	13,489
	220,378	187,572
Less accumulated depreciation	(20,539)	(13,451)
	$199,839	$174,121

Depreciation expense was $3.8 million and $7.2 million for the three and six months ended June 30, 2018, respectively, compared to $3.0 million and $5.8 million for the three and six months ended June 30, 2017, respectively.

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
We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net revenue:
Sweet Baked Goods	$204,237	$191,695	$403,529	$366,488
In-Store Bakery	11,612	11,483	21,063	21,228
Net revenue	$215,849	$203,178	$424,592	$387,716

Depreciation and amortization:
Sweet Baked Goods	$9,857	$8,899	$19,251	$17,522
In-Store Bakery	700	689	1,397	1,332
Depreciation and amortization	$10,557	$9,588	$20,648	$18,854

Gross profit:
Sweet Baked Goods	$64,359	$85,486	$133,797	$162,268
In-Store Bakery	2,498	2,958	4,301	5,472
Gross profit	$66,857	$88,444	$138,098	$167,740

Capital expenditures (1):
Sweet Baked Goods	$13,432	$7,662	$22,598	$15,645
In-Store Bakery	164	167	217	438
Capital expenditures	$13,596	$7,829	$22,815	$16,083

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three and six months ended June 30, 2018 and 2017.

Total assets by reportable segment are as follows:

(In thousands)	June 30, 2018	December 31, 2017

Total segment assets:
Sweet Baked Goods	$2,893,075	$2,884,642
In-Store Bakery	89,554	81,633
Total segment assets	$2,982,629	$2,966,275

5.    Intangible Assets
Intangible assets consist of the following:

(In thousands)	June 30, 2018	December 31, 2017

Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,848	$1,408,848
Intangible assets with definite lives (Customer Relationships)	542,011	542,011
Less accumulated amortization (Customer Relationships)	(39,760)	(27,771)
Intangible assets, net	$1,911,099	$1,923,088
Amortization expense was $6.0 million and $12.0 million for the three and six months ended June 30, 2018 and $6.0 million and $11.9 million for the three and six months ended June 30, 2017, respectively. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 18 to 23 years. The weighted-average amortization period as of June 30, 2018 for customer relationships was 21.0 years.
6.    Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	June 30, 2018	December 31, 2017

Payroll, vacation and other compensation	$6,330	$4,342
Annual incentive bonuses	1,136	4,259
Workers compensation reserve	1,666	1,650
Self-insurance reserves	1,338	1,192
Taxes	99	99
Accrued interest	241	338
	$10,810	$11,880

7. Debt
A summary of the carrying value of the debt and the capital lease obligation is as follows:

(In thousands)	June 30, 2018	December 31, 2017

Third First Lien Term Loan (4.2% as of June 30, 2018)
Principal	$988,794	$993,762
Unamortized debt premium and issuance costs	4,315	4,857
	993,109	998,619
Capital lease obligation (6.8%)	487	569
Total debt and capital lease obligation	993,596	999,188
Less: Amounts due within one year	(11,268)	(11,268)
Long-term portion	$982,328	$987,920

At June 30, 2018, minimum debt repayments under the Third First Lien Term Loan are due as follows:

(In thousands)
Remainder of 2018	$4,969
2019	9,938
2020	9,938
2021	9,938
2022	954,011

8. Interest Rate Swap

To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. As of June 30, 2018, the notional amount is $400 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At June 30, 2018, the effective interest rate on the long-term debt hedged by this contract was 4.03%.
As of June 30, 2018 and December 31, 2017, the fair value of the interest rate swap contract of $8.0 million and $2.9 million was reported within other assets, net on the consolidated balance sheet. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

9. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A stockholders for the period by the weighted average number of Class A common shares outstanding for the period excluding non-vested restricted stock awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including: public and private placement warrants, restricted stock awards, restricted stock units, and stock options.

Below are basic and diluted net income per share:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Numerator:
Net income attributable to Class A stockholders (in thousands)	$19,283	$18,830	$43,123	$34,662
Denominator:
Weighted-average Class A shares outstanding - basic	99,939,642	98,943,690	99,916,161	98,600,075
Dilutive effect of warrants	4,668,452	8,144,735	4,856,923	7,371,050
Dilutive effect of restricted stock and restricted stock units	165,000	95,916	138,390	33,773
Weighted-average shares outstanding - diluted	104,773,094	107,184,341	104,911,474	106,004,898

Net income per Class A share - basic	$0.19	$0.19	$0.43	$0.35

Net income per Class A share - diluted	$0.18	$0.18	$0.41	$0.33

For the three and six months ended June 30, 2018 and 2017, stock options were excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise was greater than the average market price of the common shares.

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
The income tax expense in the accompanying consolidated statement of operations is based on an estimate of the Company’s annual effective income tax rate and adjusted for discrete items, if any. The Company’s estimated annual effective tax rate based on annual projected earnings for the year ending December 31, 2018 is 20.4% prior to taking into account any discrete items. During the three and six months ended June 30, 2018, the Company recorded a discrete income tax benefit of $5.0 million related to a change in the Company’s estimated state tax rate. During the six months ended June 30, 2018, the Company also recorded a discrete income tax expense of $1.6 million related to the buyout of the tax receivable agreement entered into in connection with the Business Combination (the “Tax Receivable Agreement”).

At December 31, 2017, the Company recorded provisional amounts for the impact of re-measurement on its deferred taxes related to Tax Reform as set forth under SAB No. 118 guidance.  Through June 30, 2018, no adjustments were made to the provisional amounts. These provisional amounts are subject to refinement during the measurement period under SAB 118.

11.    Tax Receivable Agreement

On January 26, 2018, the Company entered into an agreement to terminate all future payments payable under the Tax Receivable Agreement to the Apollo Funds in exchange for a payment of $34.0 million (the “Buyout”). Subsequent to the Buyout, the Company will retain a greater portion of the future cash tax savings subject to the Tax Receivable

Agreement. The Buyout did not affect the portion of the rights under the Tax Receivable Agreement payable to Metropoulos Entities, including those previously assigned by the Apollo Funds. If the Company enters into a definitive agreement on or before January 26, 2019 and that agreement results in a change in control (as defined in the Tax Receivable Agreement), the Company will be required to make an additional payment of $10.0 million to the Apollo Funds. As of June 30, 2018, no amounts have been paid and there are no amounts reflected in the consolidated financial statements related to the change in control provision, based on management’s estimate of the fair value of the potential obligation.

During the three and six months ended June 30, 2018, the Company recognized a gain on the remeasurement of the future expected payments under the Tax Receivable Agreement due to a change in the Company’s estimated state tax rate. As of June 30, 2018, the expected cash tax savings rate was 26.9%.

The following table summarizes activity related to the Tax Receivable Agreement for the six months ended June 30, 2018:

(In thousands)
Balance December 31, 2017	$124,360
Exchange of Class B units for Class A shares	400
Reduction of future payments due to the Buyout	(46,371)
Remeasurement due to change in estimated state tax rate	(1,752)
Payments	(7,353)
Balance June 30, 2018	$69,284

As of June 30, 2018 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
Remainder of 2018	$700
2019	4,300
2020	4,300
2021	4,200
2022	4,200
Thereafter	51,584

12.    Commitments and Contingencies
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

13.    Related Party Transactions
Under the terms of an employment agreement with the Company’s Executive Chairman, C. Dean Metropoulos, the Company is obligated to issue additional equity (in the form of either shares of Class A common stock of the Company, or Class B units of Hostess Holdings and equivalent shares of Class B common stock of the Company) to Mr. Metropoulos if certain EBITDA thresholds (as adjusted to reflect acquisitions) are met for the year ended December 31, 2018. Under this agreement, up to 2.75 million shares could be issued. As of June 30, 2018, the Company determined it was not probable that the EBITDA thresholds would be met.

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

Overview

We are a leading United States packaged food company operating in two reportable segments: Sweet Baked Goods (“SBG”) and In-Store Bakery. We operate six bakeries and five distribution centers. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.

Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended June 30, 2018, Hostess® brand market share was 17.5% per Nielsen’s U.S. SBG category data. We have a #1 leading market position within the two largest SBG Segments: Donut and Snack Cake. The Donut and Snack Cake Segments together account for 47.1% of the SBG category’s total dollar sales.

Factors Impacting Recent Results

Acquisition
On February 1, 2018, we acquired certain U.S. breakfast assets of Aryzta, LLC (Aryzta), primarily including a bakery facility, inventory, and the Big Texas and Cloverhill brand names (collectively referred to as the “Chicago Bakery”.) We acquired these assets to expand our product portfolio and to gain previously outsourced manufacturing capabilities for our existing product portfolio. Our consolidated statement of operations includes the operation of these assets from February 1, 2018 through June 30, 2018. We evaluated the impact of the Aryzta acquisition on our financial statements and concluded that the impact was not significant and did not require the inclusion of pro forma financial results assuming the acquisition had occurred on January 1, 2017.
Tax Receivable Agreement Buyout
On January 26, 2018, we entered into a transaction to terminate all future payments payable under the Tax Receivable Agreement to the Apollo Funds in exchange for a cash payment of $34.0 million, which was recognized as a financing outflow on the consolidated statement of cash flow. This transaction did not affect the portion of the rights under the Tax Receivable Agreement payable to Metropoulos Entities. We recognized a $12.4 million gain in the non-operating section of our consolidated statement of operations, which represented the difference between the $46.4 million carrying value of the portion of the Tax Receivable Agreement liability which was terminated and the $34.0 cash payment.

Operating Results

	Three Months Ended		Six Months Ended
(In thousands, except shares and per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net revenue	$215,849	$203,178	$424,592	$387,716
Gross profit	66,857	88,444	138,098	167,740
As a % of net revenue	31.0%	43.5%	32.5%	43.3%
Operating costs and expenses	32,208	38,652	70,578	73,225
Operating income	34,649	49,792	67,520	94,515
As a % of net revenue	16.1%	24.5%	15.9%	24.4%
Other expense (income)	9,835	10,274	6,886	20,818
Income tax expense	194	11,311	6,712	21,291
Net income	24,620	28,207	53,922	52,406
Net income attributable to Class A shareholders	$19,283	$18,830	$43,123	$34,662

Earnings per Class A share:
Basic	$0.19	$0.19	$0.43	$0.35
Diluted	$0.18	$0.18	$0.41	$0.33

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
Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, adjusted EBITDA:

•	does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expenses, or the cash requirements necessary to service interest or principal payments, on our debt; and

•	does not reflect payments related to income taxes, the Tax Receivable Agreement or distributions to the non-controlling interest to reimburse its tax liability.

Reconciliation of Adjusted EBITDA (Unaudited)
		Three Months Ended		Six Months Ended
(In thousands)		June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income		$24,620	$28,207	$53,922	$52,406
Non-GAAP adjustments:
Income tax provision		194	11,311	6,712	21,291
Interest expense, net		9,749	10,035	19,089	19,865
Depreciation and amortization		10,557	9,588	20,648	18,854
Share-based compensation		1,098	3,839	2,721	4,360
Tax Receivable Agreement remeasurement and gain on buyout		(1,752)	—	(14,124)	—
Impairment of property and equipment		—	—	1,417	—
Tax Reform bonuses		602	—	1,585	—
Chicago bakery acquisition and integration costs		1,817	—	1,864	—
Other	i.	712	239	796	953
Adjusted EBITDA		$47,597	$63,219	$94,630	$117,729

i.
For the three and six months ended June 30, 2018, other expenses included transaction and other non-operating professional fees. For the three and six months ended June 30, 2017, other expense primarily included professional fees incurred related to the secondary public offering of common stock and the registration of certain privately held warrants offset by a gain recognized related to the modification of our long-term debt.

Results of Operations
Net Revenue
Net revenue for the three months ended June 30, 2018, increased 6.2%, or $12.7 million, compared to the three months ended June 30, 2017. The Chicago Bakery, which we acquired in the first quarter of 2018 to expand our breakfast product portfolio and manufacturing capabilities, contributed $20.8 million of net revenue which was partially offset by reduced Hostess® branded display volume and corresponding retail inventory reduction at one of our largest retail partners. We continued to gain market share in the Sweet Baked Goods (“SBG”) category with strong growth in sub-brands including Donettes® and Hostess Bakery Petites®. We gained 42 basis points of market share during the 13 weeks ended June 30, 2018 through strong performance in the convenience, food and club channels which contributed to our overall point of sale growth of 2.4% for the Hostess brand ahead of the total SBG category.
Net revenue for the six months ended June 30, 2018, increased 9.5% or $36.9 million, compared to the six months ended June 30, 2017. The Chicago Bakery contributed $35.4 million of net revenue. The remaining increase was due to growth from current and prior year product innovations partially offset by reduced Hostess® branded display volume and corresponding retail inventory reduction at one of our largest retail partners. For the 26 weeks ended June 30, 2018, we gained 77 basis points of market share and 4.3% of point of sale growth.
Gross Profit
Gross profit was 31.0% of net revenue for the three months ended June 30, 2018, compared to 43.5% for the three months ended June 30, 2017. The decline was primarily attributed to a combination of the shift in mix of revenue to include Chicago non-Hostess® branded products, which are currently unprofitable, and the continued efforts to transform the recently acquired Chicago Bakery which collectively resulted in 709 basis points lower margin. Over the short term, we continue to invest in converting the operations and processes to be more streamlined and efficient. We believe these investments will provide the solid infrastructure necessary to deliver profitable future growth in the breakfast subcategory. Also contributing to the lower gross profit were higher transportation costs and other inflationary pressures, which resulted in a 447 basis point decrease in gross margin and lower overhead absorption due to decreased production volume.
Gross profit was 32.5% of net revenue for the six months ended June 30, 2018, compared to 43.3% for the six months ended June 30, 2017. The decline was primarily attributed to a combination of the shift in mix of revenue to include Chicago non-Hostess® branded products, which are currently unprofitable, and the continued efforts to transform the recently acquired Chicago Bakery which collectively resulted in 630 basis points lower margin. Also contributing to lower gross profit were higher transportation costs and other inflationary pressures, which resulted in a 353 basis point decrease in gross margin as well as bonuses paid to hourly employees as a result of the projected benefits of Tax Reform and lower overhead absorption due to decreased production volume.
Operating Expenses
Operating costs for the three months ended June 30, 2018 decreased 16.6% from the three months ended June 30, 2017. The decrease was attributed to lower corporate incentive arrangements as well as a $1.8 million gain on the remeasurement of the Tax Receivable Agreement resulting from a change in our estimated state tax rate based upon adjustments to our state apportionment factors.
Operating costs for the six months ended June 30, 2018 decreased 3.6% from the six months ended June 30, 2017. The decrease was attributed to lower corporate incentive arrangements and professional fees along with the $1.8 million gain on the remeasurement of the Tax Receivable Agreement partially offset by an impairment loss of $1.4 million related to the planned disposition of certain production equipment before the end of its useful life and increased display rack deployment in support of revenue growth.
Other Expense
For the three months ended June 30, 2018 and June 30, 2017, other expense primarily consisted of $10.1 million and $10.0 million, respectively, of interest expense related to our Third First Lien Term Loan.
For the six months ended June 30, 2018 and June 30, 2017, interest expense related to our Third First Lien Term Loan was $19.6 million and $19.8 million, respectively. Also, during the six months ended June 30, 2018, we recognized a $12.4 million gain related to the buy-out of the tax receivable agreement.

Income Taxes
Our effective tax rate was 0.8% for the three months ended June 30, 2018 compared to 28.6% for the three months ended June 30, 2017. The decrease in our effective tax rate was primarily attributed to a discrete tax benefit of $5.0 million resulting from a change in our estimated state tax rate based upon adjustments to our state apportionment factors. The lower federal statutory rate enacted by Tax Reform also decreased our effective tax rate.
Our effective tax rate was 11.1% for the six months ended June 30, 2018 compared to 28.9% for the six months ended June 30, 2017. The decrease in our effective tax rate was primarily attributed to the lower federal statutory rate enacted by Tax Reform, the tax impact of the gain on the buyout of the Tax Receivable Agreement, as well as the change in our estimated state apportionment.
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2018 was $47.6 million, or 22.1% of net revenue compared to $63.2 million, or 31.1% of net revenue for the three months ended June 30, 2017. The decrease in adjusted EBITDA was primarily attributed to losses generated by the Chicago Bakery as well as higher transportation costs and other inflationary pressures. The decrease in adjusted EBITDA was also impacted by reduced Hostess® branded display and inventory volume at one of our largest retail partners.
Adjusted EBITDA for the six months ended June 30, 2018 was $94.6 million, or 22.3% of net revenues compared to $117.7 million, or 30.4% of net revenue for the six months ended June 30, 2017. The decrease in adjusted EBITDA was primarily attributed to the losses generated by the Chicago Bakery and higher transportation costs and other inflationary pressures The decrease in adjusted EBITDA was also impacted by reduced Hostess® branded display and inventory volume at one of our largest retail partners as well as bonuses paid to hourly employees as a result of the projected benefits of Tax Reform.
Segments

We have two reportable segments: Sweet Baked Goods and In-Store Bakery. Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess® and Dolly Madison® brands, Hostess® branded bread and buns, and frozen retail. The In-Store Bakery segment consists of products, including Superior on Main® and Hostess® branded products sold through the in-store bakery section of grocery and club stores.
We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Unaudited Segment Financial Data
(In thousands)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net revenue:
Sweet Baked Goods	$204,237	$191,695	$403,529	$366,488
In-Store Bakery	11,612	11,483	21,063	21,228
Net revenue	$215,849	$203,178	$424,592	$387,716

Gross profit:
Sweet Baked Goods	$64,359	$85,486	$133,797	$162,268
In-Store Bakery	2,498	2,958	4,301	5,472
Gross profit	$66,857	$88,444	$138,098	$167,740

Sweet Baked Goods net revenue for the three months ended June 30, 2018 increased $12.5 million, or 6.5% from the three months ended June 30, 2017. The operations of the Chicago Bakery contributed $20.8 million of net revenue. The revenue increase was partially offset by reduced Hostess® branded display volume and corresponding retail inventory reduction at one of our largest retail partners.

Sweet Baked Goods net revenue for the six months ended June 30, 2018 increased $37.0 million, or 10.1% from the six months ended June 30, 2017. The Chicago Bakery contributed $35.4 million of the increase in net revenue. The remaining increase was driven primarily by continued growth from current and prior year product innovations partially offset by reduced Hostess® branded display volume and corresponding retail inventory reduction at one of our largest retail partners.
Sweet Baked Goods gross profit for the three months ended June 30, 2018 was 31.5% of net revenue, compared to 44.6% of net revenue for the three months ended June 30, 2017. The decline was primarily attributed to the currently unprofitable products and higher costs resulting from the integration of the Chicago Bakery and higher transportation costs and other inflationary pressures.
Sweet Baked Goods gross profit for the six months ended June 30, 2018 was 33.2% of net revenue for the six months ended June 30, 2018, compared to 44.3% of net revenue for the six months ended June 30, 2017. The decrease in gross margin was primarily attributed to the currently unprofitable products and higher costs resulting from the integration of the Chicago Bakery, higher transportation costs and other inflationary pressures and bonuses paid to hourly employees as a result of the projected benefits of newly enacted tax legislation.
In-Store Bakery net revenue for the three months ended June 30, 2018 increased 1.1% from the three months ended June 30, 2017. In-Store Bakery gross profit for the three months ended June 30, 2018 was 21.5% of net revenue compared to 25.8% for the three months ended June 30, 2017. The decrease in gross profit was attributed to a shift in product and channel mix. Gross margin was further affected by higher transportation costs.
In-Store Bakery net revenue for the six months ended June 30, 2018 decreased 0.8% from the six months ended June 30, 2017. In-Store Bakery gross profit for the six months ended June 30, 2018 was 20.4% of net revenue compared to 25.8% for the six months ended June 30, 2017. The decrease in revenue and gross profit was attributed to a shift in product and channel mix. Gross margin was further affected by higher transportation costs and other inflationary pressures and bonuses paid to hourly employees as a result of the projected benefits of newly enacted tax legislation.
Liquidity and Capital Resources
Our primary sources of liquidity are from cash on hand, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, including acquisitions. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
We had working capital, excluding cash, as of June 30, 2018 and December 31, 2017 of $24.3 million and $15.5 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of June 30, 2018, we had approximately $96.9 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2018 were $81.2 million and for the six months ended June 30, 2017 were $67.8 million. The increase in cash flows provided by operating activities was primarily attributed to the timing of vendor payments and customer receipts as well as lower income tax payments.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2018 and 2017 were $45.3 million and $15.9 million, respectively. Cash outflows from investing activities increased in 2018 due to the acquisition of the Chicago Bakery, as well as an increase in capital expenditures.
Our property and equipment capital expenditures primarily consisted of strategic growth initiatives and productivity improvements. Cash outflows for the purchase of property and equipment for the six months ended June 30, 2018 increased from the same period last year due to additional expenditures to support a new cake line in our Columbus, Georgia bakery and investments in the operations of the Chicago Bakery.

Cash Flows from Financing Activities
Cash flows used in financing activities were $56.3 million for the six months ended June 30, 2018 and $12.5 million for the six months ended June 30, 2017. The increase is primarily due to the $34.0 million payment to buy out a portion of the Tax Receivable Agreement, as well as a payment to the remaining counterparty of $7.4 million related to 2017 cash tax savings. We also paid distributions to the non-controlling interest, a partnership for income tax purposes, to cover income tax payments.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of June 30, 2018.
As of June 30, 2018, $988.8 million aggregate principal amount of the Third First Lien Term Loan and $3.1 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. As of June 30, 2018, the Company was in compliance with the covenants under the Third First Lien Term Loan and the Revolver.
Contractual Obligations and Commitments
With the exception of the Tax Receivable Agreement (as discussed in Note 11 to the consolidated financial statements, “Tax Receivable Agreement”), there were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate market risk.
Market risk on variable-rate financial instruments
Our Third First Lien Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at June 30, 2018 for the outstanding Third First Lien Term Loan was a LIBOR-based rate of 4.23% per annum. At June 30, 2018, the subsidiary borrower had an aggregate principal balance of $988.8 million outstanding under the Third First Lien Term Loan. At June 30, 2018, the subsidiary borrower had $96.9 million available for borrowing, net of letters of credit of $3.1 million, under our Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
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
The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable of approximately $1.5 million and $2.8 million for the three and six months ended June 30, 2018, respectively, after accounting for the impact of our swap contract.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 28, 2018 (the “Form 10-K”). Except as disclosed below, there have been no material changes to our risk factors since the filing of the Form 10-K.
A portion of our workforce belongs to unions. Failure to successfully negotiate collective bargaining agreements, or strikes or work stoppages could cause our business to suffer.
Approximately 46.3% of our employees, as of June 30, 2018, are covered by collective bargaining agreements and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or operating results. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan

10.2	Toler Consulting Agreement

10.3	2018 Director Restricted Stock Unit Award Agreement Form

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on August 7, 2018.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer