Form 10-Q
period 2018-09-30
Hostess Brands, Inc.
filed 2018-11-07
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 99,919,503 shares at November 5, 2018
Shares of Class B common stock outstanding - 30,255,184 shares at November 5, 2018

HOSTESS BRANDS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward‑looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion and analysis of our financial condition and results of operations included in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report.

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	September 30,	December 31,
ASSETS	2018	2017

Current assets:
Cash and cash equivalents	$127,396	$135,701
Accounts receivable, net	107,464	101,012
Inventories	37,076	34,345
Prepaids and other current assets	11,960	7,970
Total current assets	283,896	279,028
Property and equipment, net	207,319	174,121
Intangible assets, net	1,905,105	1,923,088
Goodwill	578,345	579,446
Other assets, net	18,960	10,592
Total assets	$2,993,625	$2,966,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and capital lease obligation payable within one year	$11,268	$11,268
Tax receivable agreement payments payable within one year	700	14,200
Accounts payable	74,243	49,992
Customer trade allowances	37,717	40,511
Accrued expenses and other current liabilities	9,518	11,880
Total current liabilities	133,446	127,851
Long-term debt and capital lease obligation	979,532	987,920
Tax receivable agreement	68,584	110,160
Deferred tax liability	276,535	267,771
Total liabilities	1,458,097	1,493,702

Commitments and Contingencies (Note 12)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 99,919,503 and 99,791,245 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 30,255,184 and 30,319,564 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid in capital	924,481	920,723
Accumulated other comprehensive income	4,433	1,318
Retained earnings	259,534	208,279
Stockholders’ equity	1,188,461	1,130,333
Non-controlling interest	347,067	342,240
Total liabilities and stockholders’ equity	$2,993,625	$2,966,275
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net revenue	$210,982	$192,250	$635,574	$579,967
Cost of goods sold	150,604	113,885	437,098	333,861
Gross profit	60,378	78,365	198,476	246,106
Operating costs and expenses:
Advertising and marketing	9,563	8,871	27,371	24,304
Selling expense	7,467	7,606	22,606	24,418
General and administrative	13,569	14,494	39,315	43,416
Amortization of customer relationships	5,994	5,994	17,983	17,860
Tax receivable agreement liability remeasurement	—	1,589	(1,752)	1,589
Business combination transaction costs	—	—	47	—
Impairment of property and equipment	—	1,003	1,417	1,003
Related party expenses	92	92	276	284
Total operating costs and expenses	36,685	39,649	107,263	112,874
Operating income	23,693	38,716	91,213	133,232
Other expense (income):
Interest expense, net	9,974	9,966	29,063	29,831
Gain on buyout of tax receivable agreement	—	—	(12,372)	—
Other expense (income)	(36)	2,304	133	3,257
Total other expense	9,938	12,270	16,824	33,088
Income before income taxes	13,755	26,446	74,389	100,144
Income tax expense	2,603	10,316	9,315	31,608
Net income	11,152	16,130	65,074	68,536
Less: Net income attributable to the non-controlling interest	3,211	6,581	14,010	24,325
Net income attributable to Class A stockholders	$7,941	$9,549	$51,064	$44,211

Earnings per Class A share:
Basic	$0.08	$0.10	$0.51	$0.45
Diluted	$0.08	$0.09	$0.49	$0.42
Weighted-average shares outstanding:
Basic	99,958,244	99,557,183	99,931,167	98,920,808
Diluted	102,963,080	105,418,566	104,299,251	105,840,673

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income	$11,152	$16,130	$65,074	$68,536
Other comprehensive loss:
Unrealized gain (loss) on interest rate swap contract designated as a cash flow hedge	460	565	5,581	(100)
Tax benefit (expense)	(97)	(172)	(1,175)	31
Comprehensive income	11,515	16,523	69,480	68,467
Less: Comprehensive income attributed to non-controlling interest	3,318	6,712	15,308	24,299
Comprehensive income attributed to Class A stockholders	$8,197	$9,811	$54,172	$44,168

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Losses / Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2016	98,250,917	$10	31,704,988	$3	$912,824	$—	$(15,618)	$897,219	$334,192
Comprehensive income	—	—	—	—	—	(43)	44,211	44,168	24,299
Share-based compensation	435,000	—	—	—	7,990	—	—	7,990	—
Exchanges	1,306,211	—	(1,306,211)	—	12,609	—	—	12,609	(12,609)
Distributions	—	—	—	—	—	—	—	—	(12,940)
Exercise of public warrants	55	—	—	—	1	—	—	1	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,845	—	—	—	—	(9,685)	—	—	(9,685)	—
Balance–September 30, 2017	99,992,183	$10	30,398,777	$3	$923,739	$(43)	$28,593	$952,302	$332,942

Balance–December 31, 2017	99,791,245	$10	30,319,564	$3	$920,723	$1,318	$208,279	$1,130,333	$342,240
Adoption of new accounting standards, net of income taxes of $83	—	—	—	—	—	7	191	198	85
Comprehensive income	—	—	—	—	—	3,108	51,064	54,172	15,308
Share-based compensation, net of income taxes of $726	63,878	—	—	—	3,511	—	—	3,511	—
Exchanges	64,380	—	(64,380)	—	1,033	—	—	1,033	(1,033)
Distributions	—	—	—	—	—	—	—	—	(9,533)
Payment of taxes for employee stock awards	—	—	—	—	(436)	—	—	(436)	—
Tax receivable agreement arising from exchanges, net of income taxes of $50	—	—	—	—	(350)	—	—	(350)	—
Balance–September 30, 2018	99,919,503	$10	30,255,184	$3	$924,481	$4,433	$259,534	$1,188,461	$347,067

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Operating activities
Net income	$65,074	$68,536
Depreciation and amortization	31,370	28,576
Impairment of property and equipment	1,417	1,003
Debt premium amortization	(810)	(647)
Tax receivable agreement remeasurement and gain on buyout	(14,124)	1,589
Share-based compensation	4,237	7,990
Non-cash gain on debt modification	—	1,729
Loss (gain) on sale/abandonment of property and equipment	1	(10)
Deferred taxes	7,929	19,993
Change in operating assets and liabilities:
Accounts receivable	(5,451)	(11,496)
Inventories	4,670	(3,368)
Prepaids and other current assets	(2,407)	(1,950)
Accounts payable and accrued expenses	20,759	7,369
Customer trade allowances	(2,794)	(1,541)
Net cash provided by operating activities	109,871	117,773
Investing activities
Purchases of property and equipment	(32,886)	(22,755)
Acquisition of business	(23,910)	—
Proceeds from sale of assets	—	85
Acquisition and development of software assets	(2,480)	(1,728)
Net cash used in investing activities	(59,276)	(24,398)
Financing activities
Repayments of long-term debt and capital lease obligation	(7,578)	(5,103)
Debt fees	—	(1,017)
Distributions to non-controlling interest	(9,533)	(12,940)
Tax payments related to issuance of shares to employees	(436)	—
Payments on tax receivable agreement	(41,353)	—
Proceeds from the exercise of warrants	—	1
Net cash used in financing activities	(58,900)	(19,059)
Net increase (decrease) in cash and cash equivalents	(8,305)	74,316
Cash and cash equivalents at beginning of period	135,701	26,855
Cash and cash equivalents at end of period	$127,396	$101,171

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,972	$35,085
Taxes paid	$4,092	$12,902
Supplemental disclosure of non-cash investing:
Change in accrued capital expenditures	$(59)	$932
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
The Company’s operations are conducted through indirect operating subsidiaries that are wholly-owned by Hostess Holdings, L.P. (“Hostess Holdings”), a direct subsidiary of Hostess Brands, Inc. Hostess Brands, Inc. holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests therein and consolidates Hostess Holdings in the Company’s consolidated financial statements. The remaining limited partnership interests in Hostess Holdings are held by the holders of the outstanding shares of Class B common stock of Hostess Brands, Inc. These limited partnership interests in Hostess Holdings are reflected in our consolidated financial statements as a non-controlling interest.

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

The Metropoulos Entities hold their equity investment in the Company primarily through Class B limited partnership units in Hostess Holdings (“Class B Units”) and an equal number of shares of Hostess Brands, Inc. Class B common stock (“Class B Stock”). The Class B Stock has voting but no economic rights, while Class B Units have economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock. is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in the Company’s consolidated financial statements as a non-controlling interest.

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

Adoption of New Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective transition method. Under this method, results for reporting periods beginning January 1, 2018 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605, with the cumulative effect of applying Topic 606 to prior period amounts recognized as an adjustment to opening retained earnings. The Company has elected to apply the new standard to contracts that were not complete as of January 1, 2018. Under this transition method, the Company deemed contracts to be not complete if, as of the date of transition, the Company had not fulfilled its performance obligations. The impact of the adoption of Topic 606 is further described in the Revenue Recognition section of this footnote.

On January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The adoption of this standard did not have a material impact on the consolidated financial statements.

In March 2018, the Company adopted ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the SEC’s interpretive guidance released on December 22, 2017, when the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Additional information regarding the adoption of this standard is contained in Note 10-Income Taxes below.

In September 2018, the Company adopted ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this standard did not have a material impact on the consolidated financial statements.

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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of September 30, 2018 and December 31, 2017, the Company’s accounts receivable were $107.5 million and $101.0 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.3 million and $2.1 million, respectively. In addition, there are customer trade allowances of $37.7 million and $40.5 million as of September 30, 2018 and December 31, 2017, respectively, in current liabilities in the consolidated balance sheets.

Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred, there were no such expenses incurred this period.
The components of inventories are as follows:

(In thousands)	September 30, 2018	December 31, 2017

Ingredients and packaging	$16,524	$14,826
Finished goods	17,912	15,471
Inventory in transit to customers	2,640	4,048
	$37,076	$34,345

Impairment of Property and Equipment

For the nine months ended September 30, 2018, the Company recorded an impairment loss of $1.4 million related to the planned disposition of certain production equipment before the end of its useful life. The measurement of this loss was based on Level 3 inputs within the fair value measurement hierarchy. The remaining net book value of the equipment is included in other assets, net in the consolidated balance sheet.
Software Costs
Included in “other assets, net” in the consolidated balance sheets is capitalized software in the amount of $7.8 million and $7.3 million at September 30, 2018 and December 31, 2017, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.6 million and $2.0 million for the three and nine months ended September 30, 2018, respectively, compared to $0.6 million and $1.2 million for the three and nine months ended September 30, 2017, respectively.
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
See Note 4 - Segment Reporting for a disaggregation of net revenue.
The adoption of Topic 606 did not have significant impact on the Company’s consolidated statement of operations for the three or nine months ended September 30, 2018 or the consolidated balance sheet as of September 30, 2018.

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606 was as follows (in thousands):

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

Concentrations
The Company has one customer, including its affiliates, that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended		Nine Months Ended
(% of Consolidated Net Revenues)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sweet Baked Goods	20.0%	19.0%	18.7%	19.1%
In-Store Bakery	0.5	0.7	0.6	0.7
Total	20.5%	19.7%	19.3%	19.8%

Collective Bargaining Agreements

As of September 30, 2018, approximately 47.1% of the Company’s employees are covered by collective bargaining agreements. None of these agreements expire before September 30, 2019.

Accounting Standards Issued but Not yet Adopted
In February 2016, ASU No. 2016-02, Leases (“ASU 2016-02”) was issued to improve financial reporting about leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently finalizing the impact the adoption of ASU 2016-02 will have on its consolidated statements; however, the Company expects the adoption of this standard to result in a material increase in lease-related assets and liabilities on the Consolidated Balance Sheets and an immaterial impact on the Consolidated Statements of Income and Cash Flows.

2. Business Combination

On February 1, 2018 (the “Purchase Date”), the Company acquired certain U.S. breakfast assets from Aryzta, LLC, including a bakery facility and certain brand names. The Company acquired the assets to expand its breakfast product portfolio and to gain previously outsourced manufacturing capabilities for its existing product portfolio. The assets acquired and liabilities assumed constitute a business and will be recorded at their estimated fair values as of the Purchase Date under the acquisition method of accounting.
Consideration for this acquisition included an initial cash payment of $23.9 million. The Company continues to work with its third-party valuation specialist to finalize the valuation of certain assets acquired and liabilities assumed. The purchase price and allocation included in the September 30, 2018 consolidated balance sheet are based on management’s best estimate and are preliminary and subject to change.
Prior to the acquisition, the bakery facility encountered a significant labor-related business disruption. Management considered that the seller was motivated to sell the facility and the related assets in a short time frame so that it could avoid future operating losses and use the proceeds to reduce debt and improve its balance sheet. The preliminary valuation of net assets acquired indicates the fair value may exceed the purchase price. No gain has been recognized during the three and nine months ended September 30, 2018 as the valuation is not yet complete.

The provisional amounts for the assets acquired and liabilities assumed as of the Purchase Date are as follows (in thousands):

Inventory	$8,162
Property and equipment	16,838
Other current liabilities	(1,090)
Net assets acquired	$23,910
For the three and nine months ended September 30, 2018, the Company incurred less than $0.1 million of expenses related to the acquisition. These expenses are classified as business combination transaction costs on the consolidated statement of operations.
For the three and nine months ended September 30, 2018, the operations of the acquired assets, which are included in the Company’s Sweet Baked Goods segment, provided net revenue of $18.9 million and $54.2 million, respectively, and negative gross profit of $8.9 million and $19.5 million, respectively. The negative gross profit does not reflect the allocation of shared costs incurred by the Company. Due to the nature of these costs, the Company determined it was impracticable to allocate to individual bakeries.

3.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	September 30, 2018	December 31, 2017

Land and buildings	$38,203	$32,088
Machinery and equipment	172,290	141,995
Construction in progress	21,488	13,489
	231,981	187,572
Less accumulated depreciation	(24,662)	(13,451)
	$207,319	$174,121

Depreciation expense was $4.1 million and $11.3 million for the three and nine months ended September 30, 2018, respectively, compared to $3.1 million and $8.9 million for the three and nine months ended September 30, 2017, respectively.
4.    Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company’s Sweet Baked Goods segment consists of sweet baked goods that are sold under the Hostess®, Dolly Madison®, Cloverhill® and Big Texas® brands, Hostess® branded bread and buns and frozen retail products. The In-Store Bakery segment consists of Superior on Main® and Hostess® branded products sold through the in-store bakery section of grocery and club stores.

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Net revenue:
Sweet Baked Goods	$201,693	$182,009	$605,223	$548,498
In-Store Bakery	9,289	10,241	30,351	31,469
Net revenue	$210,982	$192,250	$635,574	$579,967

Depreciation and amortization:
Sweet Baked Goods	$10,020	$9,028	$29,270	$26,549
In-Store Bakery	703	694	2,100	2,027
Depreciation and amortization	$10,723	$9,722	$31,370	$28,576

Gross profit:
Sweet Baked Goods	$58,886	$76,291	$192,683	$238,559
In-Store Bakery	1,492	2,074	5,793	7,547
Gross profit	$60,378	$78,365	$198,476	$246,106

Capital expenditures (1):
Sweet Baked Goods	$12,378	$9,109	$34,975	$24,772
In-Store Bakery	114	205	332	643
Capital expenditures	$12,492	$9,314	$35,307	$25,415

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three and nine months ended September 30, 2018 and 2017.

Total assets by reportable segment are as follows:

(In thousands)	September 30, 2018	December 31, 2017

Total segment assets:
Sweet Baked Goods	$2,904,301	$2,884,642
In-Store Bakery	89,324	81,633
Total segment assets	$2,993,625	$2,966,275

5.    Intangible Assets
Intangible assets consist of the following:

(In thousands)	September 30, 2018	December 31, 2017

Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,848	$1,408,848
Intangible assets with definite lives (Customer Relationships)	542,013	542,011
Less accumulated amortization (Customer Relationships)	(45,756)	(27,771)
Intangible assets, net	$1,905,105	$1,923,088
Amortization expense was $6.0 million and $18.0 million for the three and nine months ended September 30, 2018 and $6.0 million and $17.9 million for the three and nine months ended September 30, 2017, respectively. The unamortized portion of customer relationships will be expensed over their remaining useful lives, from 18 to 23 years. The weighted-average amortization period as of September 30, 2018 for customer relationships was 21.0 years.
6.    Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	September 30, 2018	December 31, 2017

Payroll, vacation and other compensation	$4,160	$4,342
Accrued bonuses	1,763	4,259
Workers compensation reserve	1,719	1,650
Self-insurance reserves	1,456	1,192
Taxes	142	99
Accrued interest	278	338
	$9,518	$11,880

7. Debt
A summary of the carrying value of the debt and the capital lease obligation is as follows:

(In thousands)	September 30, 2018	December 31, 2017
Third First Lien Term Loan (4.4% as of September 30, 2018)
Principal	$986,309	$993,762
Unamortized debt premium and issuance costs	4,046	4,857
	990,355	998,619
Capital lease obligation (6.8%)	445	569
Total debt and capital lease obligation	990,800	999,188
Less: Amounts due within one year	(11,268)	(11,268)
Long-term portion	$979,532	$987,920

At September 30, 2018, minimum debt repayments under the Third First Lien Term Loan are due as follows:

(In thousands)
Remainder of 2018	$2,484
2019	9,938
2020	9,938
2021	9,938
2022	954,011

8. Interest Rate Swap

To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. As of September 30, 2018, the notional amount is $400 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At September 30, 2018, the effective interest rate on the long-term debt hedged by this contract was 4.03%.
As of September 30, 2018 and December 31, 2017, the fair value of the interest rate swap contract of $8.5 million and $2.9 million was reported within other assets, net on the consolidated balance sheet. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves (Level 2).

9. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A stockholders for the period by the weighted average number of Class A common shares outstanding for the period excluding non-vested restricted stock awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards including: public and private placement warrants, restricted stock awards, restricted stock units, and stock options.

Below are basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Numerator:
Net income attributable to Class A stockholders (in thousands)	$7,941	$9,549	$51,064	$44,211
Denominator:
Weighted-average Class A shares outstanding - basic	99,958,244	99,557,183	99,931,167	98,920,808
Dilutive effect of warrants	2,804,132	5,717,416	4,203,936	6,844,613
Dilutive effect of restricted stock and restricted stock units	200,704	143,967	164,148	75,252
Weighted-average shares outstanding - diluted	102,963,080	105,418,566	104,299,251	105,840,673

Net income per Class A share - basic	$0.08	$0.10	$0.51	$0.45

Net income per Class A share - diluted	$0.08	$0.09	$0.49	$0.42

For the three and nine months ended September 30, 2018 and 2017, stock options were excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise was greater than the average market price of the common shares.

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
The income tax expense in the accompanying consolidated statement of operations is based on an estimate of the Company’s annual effective income tax rate and adjusted for discrete items, if any. The Company’s estimated annual effective tax rate is 20.4% prior to taking into account any discrete items. During the nine months ended September 30, 2018, the Company recorded a discrete income tax benefit of $5.0 million related to a change in the Company’s estimated state tax rate and a discrete income tax expense of $1.6 million related to the buyout of the Tax Receivable Agreement entered into in connection with the Business Combination (the “Tax Receivable Agreement”).

At December 31, 2017, the Company recorded provisional amounts for the impact of re-measurement on its deferred taxes related to Tax Reform as set forth under SAB No. 118 guidance.  The Company finalized the accounting for Tax Reform as set forth under SAB No. 118 as of September 30, 2018. There were no adjustments made to the provisional amounts.

11.    Tax Receivable Agreement

On January 26, 2018, the Company entered into an agreement to terminate all future payments payable under the Tax Receivable Agreement to the Apollo Funds in exchange for a payment of $34.0 million (the “Buyout”). Subsequent to the Buyout, the Company will retain a greater portion of the future cash tax savings subject to the Tax Receivable Agreement. The Buyout did not affect the portion of the rights under the Tax Receivable Agreement payable to the Metropoulos Entities, including those previously assigned by the Apollo Funds. If the Company enters into a definitive agreement on or before January 26, 2019 and that agreement results in a change in control (as defined in the Tax

Receivable Agreement of the Company), the Company will be required to make an additional payment of $10.0 million to the Apollo Funds. As of September 30, 2018, no amounts have been paid and there are no amounts reflected in the consolidated financial statements related to the change in control provision, based on management’s estimate of the fair value of the potential obligation.

During the nine months ended September 30, 2018, the Company recognized a gain on the remeasurement of the future expected payments under the Tax Receivable Agreement due to a change in the Company’s estimated state tax rate. As of September 30, 2018, the expected cash tax savings rate was 26.9%.

The following table summarizes activity related to the Tax Receivable Agreement for the nine months ended September 30, 2018:

(In thousands)
Balance December 31, 2017	$124,360
Exchange of Class B units for Class A shares	400
Reduction of future payments due to the Buyout	(46,371)
Remeasurement due to change in estimated state tax rate	(1,752)
Payments	(7,353)
Balance September 30, 2018	$69,284

As of September 30, 2018 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
Remainder of 2018	$700
2019	4,300
2020	4,300
2021	4,200
2022	4,200
Thereafter	51,584

12.    Commitments and Contingencies
Liabilities related to legal proceedings are recorded when it is probable that a liability has been incurred and the associated amount can be reasonably estimated. Where the estimated amount of loss is within a range of amounts and no amount within the range is a better estimate than any other amount, the minimum amount is accrued.
As additional information becomes available, potential liabilities are reassessed and the estimates revised, if necessary. Any accrued liabilities are subject to change in the future based on new developments in each matter, or changes in circumstances, which could have a material effect on the Company’s financial condition and results of operations.

13.    Related Party Transactions
Under the terms of an employment agreement with the Company’s Executive Chairman, C. Dean Metropoulos, the Company is obligated to issue additional equity (in the form of either shares of Class A common stock of the Company, or Class B stock and equivalent shares of Class B stock) to Mr. Metropoulos if certain EBITDA thresholds (as adjusted to reflect acquisitions) are met for the year ended December 31, 2018. Under this agreement, up to 2.75 million shares could be issued. As of September 30, 2018, the Company determined it was not probable that the EBITDA thresholds would be met.

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

Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended September 30, 2018, our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 18.9% per Nielsen’s U.S. SBG category data1. The Hostess® Brand has a #1 leading market position within the two largest SBG Segments: Donut and Snack Cake. The Donut and Snack Cake Segments together account for 47.1% of the SBG category’s total dollar sales.

Factors Impacting Recent Results

Acquisition
On February 1, 2018, we acquired certain U.S. breakfast assets from Aryzta, LLC (Aryzta), which included a bakery, inventory, and the Big Texas® and Cloverhill® brand names (collectively referred to as the “Cloverhill Business”) We acquired these assets to expand our product portfolio and to gain previously outsourced manufacturing capabilities for our existing product portfolio. Our consolidated statement of operations includes the operation of these assets from February 1, 2018 through September 29, 2018. We evaluated the impact of the acquisition of the Cloverhill Business on our financial statements and concluded that the impact was not significant and did not require the inclusion of pro forma financial results assuming the acquisition had occurred on January 1, 2017.
Tax Receivable Agreement Buyout
On January 26, 2018, we entered into a transaction to terminate all future payments under the Tax Receivable Agreement payable to the Apollo Funds in exchange for a cash payment of $34.0 million, which was recognized as a financing outflow on the consolidated statement of cash flow. This transaction did not affect the portion of the rights under the Tax Receivable Agreement payable to the Metropoulos Entities. We recognized a $12.4 million gain in the non-operating section of our consolidated statement of operations, which represented the difference between the $46.4 million carrying value of the portion of the Tax Receivable Agreement liability which was terminated and the $34.0 million of cash payments.

1Current and prior period market data presented here reflects a restatement made by Nielsen during the quarter to increase the number of stores used to calculate their reporting of convenience channel point of sale results.

Operating Results

	Three Months Ended		Nine Months Ended
(In thousands, except shares and per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net revenue	$210,982	$192,250	$635,574	$579,967
Gross profit	60,378	78,365	198,476	246,106
As a % of net revenue	28.6%	40.8%	31.2%	42.4%
Operating costs and expenses	36,685	39,649	107,263	112,874
Operating income	23,693	38,716	91,213	133,232
As a % of net revenue	11.2%	20.1%	14.4%	23.0%
Other expense	9,938	12,270	16,824	33,088
Income tax expense	2,603	10,316	9,315	31,608
Net income	11,152	16,130	65,074	68,536
Net income attributable to Class A shareholders	$7,941	$9,549	$51,064	$44,211

Earnings per Class A share:
Basic	$0.08	$0.10	$0.51	$0.45
Diluted	$0.08	$0.09	$0.49	$0.42

Results of Operations
Net Revenue
Net revenue for the three months ended September 30, 2018, increased 9.7%, or $18.7 million, compared to the three months ended September 30, 2017. The Cloverhill Business, which we acquired in the first quarter of 2018 to expand our breakfast product portfolio and manufacturing capabilities, contributed $18.9 million of net revenue. Growth in our small format, grocery and dollar channels contributed to an increase in net revenue; however, this growth was largely offset by lower revenue in our mass retail channel.
Net revenue for the nine months ended September 30, 2018, increased 9.6% or $55.6 million, compared to the nine months ended September 30, 2017. The Cloverhill Business contributed $54.2 million of net revenue. The remaining increase was due to growth in our small format, grocery and dollar channels offset by lower revenue in our mass retail channel.
Gross Profit
Gross profit was 28.6% of net revenue for the three months ended September 30, 2018, compared to 40.8% for the three months ended September 30, 2017. The decline was primarily attributable to a combination of the shift in mix of revenue to include our recently acquired non-Hostess® branded products, which are currently unprofitable, and the costs to transform the Cloverhill Business, which collectively resulted in 805 basis points lower profit margin. Also contributing to the lower gross profit margin were higher transportation costs and other inflationary pressures, which resulted in a 330 basis point decrease in gross margin.
Gross profit was 31.2% of net revenue for the nine months ended September 30, 2018, compared to 42.4% for the nine months ended September 30, 2017. The decline was primarily attributable to a combination of the shift in mix of revenue to include our recently acquired non-Hostess® branded products, which are currently unprofitable, and the continued efforts to transform the Cloverhill Business, which collectively resulted in 697 basis points lower margin. Also contributing to lower gross profit margin were higher transportation costs and other inflationary pressures, which resulted in a 344 basis point decrease in gross margin, as well as bonuses paid to hourly employees as a result of the projected benefits of Tax Reform and lower overhead absorption due to decreased internal production volume.
Operating Costs and Expenses
Operating costs and expenses for the three months ended September 30, 2018 decreased 7.6% from the three months ended September 30, 2017. The decrease was attributable primarily to lower expenses related to corporate incentives partially offset by an increased retail display deployment to support revenue growth.
Operating costs and expenses for the nine months ended September 30, 2018 decreased 5.0% from the nine months ended September 30, 2017. The decrease was attributable to lower corporate incentive arrangements along with the $1.8 million gain on the remeasurement of the Tax Receivable Agreement and increased retail display rack deployment in support of revenue growth.
Other Expense
For each of the three month periods ending September 30, 2018 and September 30, 2017, other expense primarily consisted of $10.0 million of interest expense related to our Third First Lien Term Loan. For the three months ended September 30, 2017 we also recognized a $2.3 million loss related to the repricing of our First Lien Term Loan.
For the nine months ended September 30, 2018 and September 30, 2017, interest expense related to our Third First Lien Term Loan was $29.1 million and $29.8 million, respectively. Also during the nine months ended September 30, 2018, we recognized a $12.4 million gain related to the Buyout of the Tax Receivable Agreement. During the nine months ended September 30, 2017, we recognized a $2.3 million loss related to the repricing of our First Lien Term Loan.

Income Taxes
Our effective tax rate was 18.9% for the three months ended September 30, 2018 compared to 39.0% for the three months ended September 30, 2017. The lower federal statutory rate enacted by Tax Reform decreased our effective tax rate. Also, during the three months ended September 30, 2017 we recognized a $2.2 million charge related to a change in state tax law.
Our effective tax rate was 12.5% for the nine months ended September 30, 2018 compared to 31.6% for the nine months ended September 30, 2017. The decrease in our effective tax rate was primarily attributed to the lower federal statutory rate enacted by Tax Reform and the tax impact of the gain on the Buyout of the Tax Receivable Agreement. Additionally, during the nine months ended September 30, 2018 we recognized a $5.0 million tax benefit resulting from a change in our estimated state tax rate due to a change in our state apportionment factors. During the nine months ended September 30, 2017, we recognized a $2.2 million charge related to a change in state tax law.
Segments

We have two reportable segments: Sweet Baked Goods and In-Store Bakery. Sweet Baked Goods consists of sweet baked goods that are sold under the Hostess®, Dolly Madison®, Cloverhill® and Big Texas® brands, Hostess® branded bread and buns and frozen retail. The In-Store Bakery segment consists of products, including Superior on Main® and Hostess® branded products sold through the in-store bakery section of grocery and club stores.
We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Unaudited Segment Financial Data
	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net revenue:
Sweet Baked Goods	$201,693	$182,009	$605,223	$548,498
In-Store Bakery	9,289	10,241	30,351	31,469
Net revenue	$210,982	$192,250	$635,574	$579,967

Gross profit:
Sweet Baked Goods	$58,886	$76,291	$192,683	$238,559
In-Store Bakery	1,492	2,074	5,793	7,547
Gross profit	$60,378	$78,365	$198,476	$246,106

Sweet Baked Goods net revenue for the three months ended September 30, 2018 increased $19.7 million, or 10.8% from the three months ended September 30, 2017. The operations of the recently acquired Cloverhill Business contributed $18.9 million of net revenue. Excluding the Cloverhill Business, the segment’s net revenue grew $0.8 million from the prior period due to higher sales in our small format, grocery and dollar channels partially offset by lower revenue in our mass retail channel.
Sweet Baked Goods net revenue for the nine months ended September 30, 2018 increased $56.7 million, or 10.3% from the nine months ended September 30, 2017. The Cloverhill Business contributed $54.2 million of the increase in net revenue. The remaining increase was driven primarily by continued growth from current and prior year product innovations partially offset by lower revenue in our mass retail channel.
Sweet Baked Goods gross profit for the three months ended September 30, 2018 was 29.2% of net revenue, compared to 41.9% of net revenue for the three months ended September 30, 2017. The decline was primarily attributed to the the addition of the Cloverhill Business revenue at negative margins and higher transition costs during the transformation of the business as well as higher transportation costs and other inflationary pressures.
Sweet Baked Goods gross profit for the nine months ended September 30, 2018 was 31.8% of net revenue for the nine months ended September 30, 2018, compared to 43.5% of net revenue for the nine months ended September 30, 2017. The decrease in gross margin was primarily attributed to the addition of the Cloverhill Business revenue at negative margins and higher costs during the transformation of the business, as well as higher transportation costs and other inflationary pressures.
In-Store Bakery net revenue for the three months ended September 30, 2018 decreased 9.3% from the three months ended September 30, 2017 due to a shift in product mix resulting from the discontinuance of certain Hostess® branded products previously sold in the In-Store Bakery channel. In-Store Bakery gross profit for the three months ended September 30, 2018 was 16.1% of net revenue compared to 20.3% for the three months ended September 30, 2017. The decrease in gross profit was attributed to lower sales volume and higher overhead absorption. Gross profit was further affected by higher transportation and other inflationary costs.
In-Store Bakery net revenue for the nine months ended September 30, 2018 decreased 3.6% from the nine months ended September 30, 2017 due to a shift in product mix resulting from the discontinuance of certain Hostess® branded products. In-Store Bakery gross profit for the nine months ended September 30, 2018 was 19.1% of net revenue compared to 24.0% for the nine months ended September 30, 2017. The decrease in revenue and gross profit was attributed to lower sales volume and higher overhead absorption. Gross margin was further affected by higher transportation costs and other inflationary pressures and bonuses paid to hourly employees as a result of the projected benefits of newly enacted tax legislation.
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
We had working capital, excluding cash, as of September 30, 2018 and December 31, 2017 of $23.1 million and $15.5 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of September 30, 2018, we had approximately $96.1 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2018 were $109.9 million and for the nine months ended September 30, 2017 were $117.8 million. The decrease was attributed to lower net income from operations offset by lower tax payments and the timing of vendor payments and customer receipts.
Cash Flows from Investing Activities
Cash flows used in investing activities for the nine months ended September 30, 2018 and 2017 were $59.3 million and $24.4 million, respectively. Cash outflows from investing activities increased in 2018 due to the acquisition of the Cloverhill Business, as well as an increase in capital expenditures.
Our property and equipment capital expenditures primarily consisted of strategic growth initiatives and productivity improvements. Cash outflows for the purchase of property and equipment for the nine months ended September 30, 2018 increased from the same period last year due to additional expenditures to support a new cake line in our Columbus, Georgia bakery and investments in the operations of the Cloverhill Business.

Cash Flows from Financing Activities
Cash flows used in financing activities were $58.9 million for the nine months ended September 30, 2018 and $19.1 million for the nine months ended September 30, 2017. The increase is primarily due to the $34.0 million payment to buy out a portion of the Tax Receivable Agreement, as well as a payment to the remaining counterparty of $7.4 million related to 2017 cash tax savings. We also paid distributions to the non-controlling interest, a partnership for income tax purposes, to cover income tax payments.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of September 30, 2018.
As of September 30, 2018, $986.3 million aggregate principal amount of the Third First Lien Term Loan and $3.9 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. As of September 30, 2018, the Company was in compliance with the covenants under the Third First Lien Term Loan and the Revolver.
Contractual Obligations and Commitments
With the exception of the Tax Receivable Agreement (as discussed in Note 11 to the consolidated financial statements), there were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate market risk.
Market risk on variable-rate financial instruments
Our Third First Lien Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at September 30, 2018 for the outstanding Third First Lien Term Loan was a LIBOR-based rate of 4.4% per annum. At September 30, 2018, the subsidiary borrower had an aggregate principal balance of $986.3 million outstanding under the Third First Lien Term Loan. At September 30, 2018, the subsidiary borrower had $96.1 million available for borrowing, net of letters of credit of $3.9 million, under our Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
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
The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable of approximately $1.5 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, after accounting for the impact of our swap contract.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2018, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Approximately 47.1% of our employees, as of September 30, 2018, are covered by collective bargaining agreements and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or operating results. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1
Amendment No. 1, dated August 1, 2018, to the Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the Securities Exchange Commission on August 6, 2018)

10.2	Performance Share Unit Award Agreement, dated August 1, 2018 by and between Hostess Brands, Inc. and Andrew Callahan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on November 7, 2018.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer