Form 10-Q
period 2019-03-31
Hostess Brands, Inc.
filed 2019-05-08
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10‑Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

Title of each Class	Ticker Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value of $0.0001 per share	TWNK	NASDAQ Capital Market
Warrants, each exercisable for a half share of Class A Common Stock	TWNKW	NASDAQ Capital Market
Shares of Class A common stock outstanding - 101,301,842 shares at May 8, 2019
Shares of Class B common stock outstanding - 28,999,784 shares at May 8, 2019

HOSTESS BRANDS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2019

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward‑looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion and analysis of our financial condition and results of operations included in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report.

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	March 31,	December 31,
ASSETS	2019	2018

Current assets:
Cash and cash equivalents	$160,483	$146,377
Accounts receivable, net	129,231	105,679
Inventories	43,158	38,580
Prepaids and other current assets	5,695	8,806
Total current assets	338,567	299,442
Property and equipment, net	221,636	220,349
Intangible assets, net	1,895,231	1,901,215
Goodwill	575,645	575,645
Other assets, net	12,761	14,062
Total assets	$3,043,840	$3,010,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and lease obligations payable within one year	$13,243	$11,268
Tax receivable agreement payments payable within one year	3,700	4,400
Accounts payable	74,648	65,288
Customer trade allowances	44,114	42,010
Accrued expenses and other current liabilities	18,950	18,137
Total current liabilities	154,655	141,103
Long-term debt and lease obligations	974,440	976,736
Tax receivable agreement	63,145	64,663
Deferred tax liability	275,238	277,954
Total liabilities	1,467,478	1,460,456

Commitments and Contingencies (Note 10)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized,100,046,442 and 100,046,392 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	10	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 30,255,184 shares issued and outstanding at March 31, 2019 and December 31, 2018	3	3
Additional paid in capital	927,570	925,902
Accumulated other comprehensive income	1,307	2,523
Retained earnings	292,491	271,365
Stockholders’ equity	1,221,381	1,199,803
Non-controlling interest	354,981	350,454
Total liabilities and stockholders’ equity	$3,043,840	$3,010,713
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018

Net revenue	$222,738	$208,743
Cost of goods sold	147,550	137,502
Gross profit	75,188	71,241
Operating costs and expenses:
Advertising and marketing	8,863	8,870
Selling expense	8,520	7,387
General and administrative	17,471	14,562
Amortization of customer relationships	5,985	5,994
Other operating expense (income)	(1,761)	1,556
Total operating costs and expenses	39,078	38,369
Operating income	36,110	32,872
Other expense (income):
Interest expense, net	10,236	9,340
Gain on buyout of tax receivable agreement	—	(12,372)
Other expense	440	83
Total other expense (income)	10,676	(2,949)
Income before income taxes	25,434	35,821
Income tax expense (benefit)	(1,178)	6,519
Net income	26,612	29,302
Less: Net income attributable to the non-controlling interest	5,486	5,461
Net income attributable to Class A stockholders	$21,126	$23,841

Earnings per Class A share:
Basic	$0.21	$0.24
Diluted	$0.21	$0.23
Weighted-average shares outstanding:
Basic	100,085,141	99,895,075
Diluted	100,777,609	105,041,015

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018

Net income	$26,612	$29,302
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contract designated as a cash flow hedge	(2,165)	3,739
Tax benefit (expense)	447	(787)
Comprehensive income	24,894	32,254
Less: Comprehensive income attributed to non-controlling interest	4,984	6,331
Comprehensive income attributed to Class A stockholders	$19,910	$25,923

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2017	99,791,245	$10	30,319,564	$3	$920,723	$1,318	$208,279	$1,130,333	$342,240
Comprehensive income	—	—	—	—	—	2,082	23,841	25,923	6,331
Share-based compensation, including income taxes of $98	59,989	—	—	—	1,721	—	—	1,721	—
Adoption of new accounting standards, net of income taxes of $83	—	—	—	—	—	7	191	198	85
Exchanges	64,380	—	(64,380)	—	1,033	—	—	1,033	(1,033)
Distributions	—	—	—	—	—	—	—	—	(4,153)
Payment of taxes for employee stock awards	—	—	—	—	(407)	—	—	(407)	—
Tax receivable agreement arising from exchanges, net of income taxes of $50	—	—	—	—	(350)	—	—	(350)	—
Balance–March 31, 2018	99,915,614	$10	30,255,184	$3	$922,720	$3,407	$232,311	$1,158,451	$343,470

Balance–December 31, 2018	100,046,392	$10	30,255,184	$3	$925,902	$2,523	$271,365	$1,199,803	$350,454
Comprehensive income (loss)	—	—	—	—	—	(1,216)	21,126	19,910	4,984
Share-based compensation, net of income taxes of $613	—	—	—	—	1,668	—	—	1,668	—
Distributions	—	—	—	—	—	—	—	—	(457)
Exercise of public warrants	50	—	—	—	—	—	—	—	—
Balance–March 31, 2019	100,046,442	$10	30,255,184	$3	$927,570	$1,307	$292,491	$1,221,381	$354,981

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Operating activities
Net income	$26,612	$29,302
Depreciation and amortization	10,878	10,091
Impairment of property and equipment	—	1,417
Debt premium amortization	(228)	(271)
Tax receivable agreement remeasurement and gain on buyout	(1,761)	(12,372)
Share-based compensation	2,281	1,623
Deferred taxes	(2,882)	4,786
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,552)	(11,437)
Inventories	(4,578)	2,006
Prepaids and other current assets	2,917	2,055
Accounts payable and accrued expenses	16,594	11,560
Customer trade allowances	2,104	(438)
Net cash provided by operating activities	28,385	38,322

Investing activities
Purchases of property and equipment	(9,493)	(8,019)
Acquisition of business	—	(23,910)
Acquisition and development of software assets	(1,342)	(558)
Net cash used in investing activities	(10,835)	(32,487)

Financing activities
Repayments of long-term debt and lease obligations	(2,530)	(2,526)
Distributions to non-controlling interest	(457)	(4,153)
Tax payments related to issuance of shares to employees	—	(407)
Payments on tax receivable agreement	(457)	(34,000)
Net cash used in financing activities	(3,444)	(41,086)
Net increase (decrease) in cash and cash equivalents	14,106	(35,251)
Cash and cash equivalents at beginning of period	146,377	135,701
Cash and cash equivalents at end of period	$160,483	$100,450

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,087	$9,942
Net taxes paid (refunded)	$(10)	$507
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$1,436	$642
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
The Company’s operations are conducted through indirect operating subsidiaries that are wholly-owned by Hostess Holdings, L.P. (“Hostess Holdings”), a direct subsidiary of Hostess Brands, Inc. Hostess Brands, Inc. holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests therein and consolidates Hostess Holdings in the Company’s consolidated financial statements. The remaining limited partnership interests in Hostess Holdings are held by the holders of the outstanding shares of Class B common stock of Hostess Brands, Inc. These limited partnership interests in Hostess Holdings are reflected in the consolidated financial statements as a non-controlling interest.

Basis of Presentation
The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, and all such adjustments were of a normal and recurring nature. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2018.

The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery.
Adoption of New Accounting Standards

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, along with the related ASUs 2018-01, 2018-10 and 2018-11 (collectively, “Topic 842”). Topic 842 is intended to improve financial reporting of leasing transactions and requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. To adopt this standard, the Company utilized a modified retrospective transition method. Under this approach, the results for reporting periods beginning January 1, 2019 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting standards. There was no cumulative effect of applying Topic 842 to the opening balance of retained earnings. The Company has elected to apply the practical expedients under Topic 842 which allow entities to not reassess the lease classification for expired or existing leases and to not reassess if expired or existing contracts contain leases under the Topic 842 definition. The Company has also elected to use hindsight when determining the lease term of existing leases. As a result of the adoption, on January 1, 2019, the Company recognized right of use assets of $8.2 million, offset by associated accumulated amortization of $5.2 million and corresponding lease liabilities of $3.0 million. The recognition of leases subsequent to the adoption of Topic 842 is further described in the Leases section of this footnote.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries (including those for which the Company is the primary beneficiary of a variable interest entity). All intercompany balances and transactions have been eliminated in consolidation.
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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of March 31, 2019 and December 31, 2018, the Company’s accounts receivable were $129.2 million and $105.7 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $3.3 million and $2.6 million, respectively. In addition, there were customer trade allowances of $44.1 million and $42.0 million as of March 31, 2019 and December 31, 2018, respectively, in current liabilities in the consolidated balance sheets.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	March 31, 2019	December 31, 2018

Ingredients and packaging	$18,064	$18,865
Finished goods	21,428	16,446
Inventory in transit to customers	3,666	3,269
	$43,158	$38,580

Impairment of Property and Equipment

For the three months ended March 31, 2018, the Company recorded an impairment loss of $1.4 million related to the planned disposition of certain production equipment before the end of its useful life. This loss is included in other operating expenses on the consolidated statement of operations. The measurement of this loss was based on Level 3 inputs within the fair value measurement hierarchy.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Software Costs
Included in “Other assets, net” in the consolidated balance sheets is capitalized software in the amount of $9.3 million and $8.5 million at March 31, 2019 and December 31, 2018, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.7 million for the three months ended March 31, 2019, compared to $0.7 million for the three months ended March 31, 2018.
Concentrations
The Company has one customer (together with its affiliates) that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended
(% of Consolidated Net Revenues)	March 31, 2019	March 31, 2018

Sweet Baked Goods	23.5%	21.3%
In-Store Bakery	0.6%	0.6%
Total	24.1%	21.9%

Leases

Subsequent to its adoption of Topic 842, the Company recognizes a right of use asset and corresponding lease liability on the consolidated balance sheet for all lease transactions with terms of more than 12 months. Agreements are determined to contain a lease if they convey the use and control of an underlying physical asset. Based on the nature of the lease transaction, leases are either classified as financing or operating. Under both classifications, the right of use asset and liability are initially valued based on the present value of the future minimum lease payments using an effective borrowing rate at the inception of the lease. The Company determined the effective borrowing rate based on its expected incremental borrowing rate on collateralized debt. At March 31, 2019, the weighted average effective borrowing rates for outstanding financing and operating leases were 6.8% and 4.7%, respectively.
Under a financing lease, interest expense related to the lease liability is recognized over the lease term using an effective interest rate method and right of use assets are amortized straight-line over the term of the lease. Under an operating lease, minimum lease payments are expensed straight-line over the lease term, lease liabilities are amortized using an effective interest rate method and right of use assets are reduced based on the excess of the sum of the straight-line lease expense and the reduction of the lease liability over the actual lease payments. At March 31, 2019, the average remaining terms on both financing leases and operating leases were approximately one year.
Variable lease payments, such as taxes and insurance, are expensed as incurred. Expenses related to leases with original terms less than 12 months (short-term leases) are expensed as incurred. For all agreements related to distribution, bakery and corporate facilities, the Company has elected not to separate non-lease components from lease components.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below shows the composition of lease expenses for the period subsequent to the adoption of Topic 842:

(In thousands)	Three Months Ended March 31, 2019
Amortization of right of use asset, financing lease	$44
Interest, financing lease	7
Operating lease expense	641
Short-term lease expense	400
Variable lease expense	188
$1,280
At March 31, 2019, right of use assets related to both operating and financing leases are included in property and equipment, net on the consolidated balance sheet (see Note 2 Property and Equipment). As of March 31, 2019, lease liabilities for both operating and financing leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet (see Note 6 Debt and Lease Obligations).
In April 2019, the Company entered into a 6.5 year lease, with the option to renew for two additional five-year periods, for a distribution facility in Kansas. The lease term will commence upon completion of construction of the facility, which is expected to occur by the first quarter of 2020. During the initial lease term, average annual minimum lease payments are expected to be $2.3 million.

2.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	March 31, 2019	December 31, 2018

Land and buildings	$42,698	$47,418
Right of use assets, financing	1,570	—
Right of use assets, operating	8,155	—
Machinery and equipment	203,320	194,830
Construction in progress	3,794	6,059
	259,537	248,307
Less accumulated depreciation and amortization	(37,901)	(27,958)
	$221,636	$220,349

Depreciation and amortization expense was $4.2 million for the three months ended March 31, 2019, compared to $3.4 million for the three months ended March 31, 2018.
3.    Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company’s Sweet Baked Goods segment consists of fresh and frozen baked goods and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill® and Big Texas® brands. The In-Store Bakery segment consists primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018

Net revenue:
Sweet Baked Goods	$212,879	$199,293
In-Store Bakery	9,859	9,450
Net revenue	$222,738	$208,743

Depreciation and amortization:
Sweet Baked Goods	$10,180	$9,394
In-Store Bakery	698	697
Depreciation and amortization	$10,878	$10,091

Gross profit:
Sweet Baked Goods	$73,145	$69,438
In-Store Bakery	2,043	1,803
Gross profit	$75,188	$71,241

Capital expenditures (1):
Sweet Baked Goods	$4,262	$9,165
In-Store Bakery	152	54
Capital expenditures	$4,414	$9,219

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable during the three months ended March 31, 2019 and 2018. From December 31, 2018 to March 31, 2019, capital expenditures in accounts payable decreased by $6.4 million. From December 31, 2017 to March 31, 2018 capital expenditures in accounts payable increased by $0.6 million.

Total assets by reportable segment are as follows:

(In thousands)	March 31, 2019	December 31, 2018

Total segment assets:
Sweet Baked Goods	$2,957,355	$2,924,333
In-Store Bakery	86,485	86,380
Total segment assets	$3,043,840	$3,010,713

At October 1, 2018, the estimated fair value of the In-Store Bakery reporting unit was less than its carrying value and the Company recognized an impairment charge to In-Store Bakery’s goodwill. Changes in certain significant assumptions could have a significant impact on the estimated fair value, and therefore, a future impairment or additional impairments could result for a portion of goodwill, long-lived assets or intangible assets. The measurement of the impairment charge was based on Level 3 inputs within the fair value measurement hierarchy. Management identified no events through March 31, 2019 which would require the Company to reassess the fair value of either reporting unit.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.    Intangible Assets
Intangible assets consist of the following:

(In thousands)	March 31, 2019	December 31, 2018

Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,410,497	$1,410,497
Intangible assets with definite lives (Customer Relationships)	543,149	543,120
Less accumulated amortization (Customer Relationships)	(57,815)	(51,802)
Less accumulated impairment charges (Trademarks and Trade Names)	(600)	(600)
Intangible assets, net	$1,895,231	$1,901,215
Amortization expense was $6.0 million for the three months ended March 31, 2019 and $6.0 million for the three months ended March 31, 2018. The unamortized portion of customer relationships will be expensed over their remaining useful lives, from 18 to 23 years. The weighted-average amortization period as of March 31, 2019 for customer relationships was 20.3 years.
5.    Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	March 31, 2019	December 31, 2018

Incentive compensation	$5,155	$3,261
Accrued interest	4,983	4,849
Payroll, vacation and other compensation	4,374	6,104
Workers compensation reserve	2,252	1,866
Self-insurance reserves	1,718	1,646
Current income taxes payable	468	411
	$18,950	$18,137

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations is as follows:

(In thousands)	March 31, 2019	December 31, 2018
Third Term Loan (4.9% as of March 31, 2019)
Principal	$981,340	$983,825
Unamortized debt premium and issuance costs	3,510	3,778
Total Third Term Loan	984,850	987,603
Financing lease obligations	359	401
Operating lease obligations	2,474	—
Total debt and lease obligations	987,683	988,004
Less: Current portion of long term debt and lease obligations	(13,243)	(11,268)
Long-term portion	974,440	976,736

At March 31, 2019, minimum debt repayments under the Third Term Loan are due as follows:

(In thousands)
Remainder of 2019	$7,453
2020	9,938
2021	9,938
2022	954,011

7. Interest Rate Swap

To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. As of March 31, 2019, the notional amount is $400 million compared to the notional amount of $500 million as of March 31, 2018. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At March 31, 2019, the effective interest rate on the long-term debt hedged by this contract was 4.03%.
As of March 31, 2019 and December 31, 2018, the fair value of the interest rate swap contract of $2.9 million and $5.1 million, respectively, was reported within “Other assets, net” on the consolidated balance sheet. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves (Level 2).

8. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A stockholders for the period by the weighted average number of shares of Class A common stock outstanding for the period excluding non-vested restricted stock awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards including public and private placement warrants, restricted stock units and stock options.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below are basic and diluted net income per share:

	Three Months Ended
	March 31, 2019	March 31, 2018
Numerator:
Net income attributable to Class A stockholders (in thousands)	$21,126	$23,841
Denominator:
Weighted-average Class A shares outstanding - basic	100,085,141	99,895,075
Dilutive effect of warrants	421,297	5,048,437
Dilutive effect of restricted stock units	271,171	97,503
Weighted-average shares outstanding - diluted	100,777,609	105,041,015

Net income per Class A share - basic	$0.21	$0.24

Net income per Class A share - diluted	$0.21	$0.23

For the three months ended March 31, 2019 and 2018, stock options were excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise was greater than the average market price of the common shares.

9. Income Taxes
The Company is subject to U.S. federal, state and local taxes on its allocable portion of the income of Hostess Holdings, a partnership for U.S. federal and most applicable state and local taxes.  As a partnership, Hostess Holdings is itself not subject to U.S. federal and certain state and local income taxes. The operations of Hostess Holdings include those of its C Corporation subsidiaries.

The Company’s effective tax rate was a benefit of 4.6% and an expense of 18.2% in the first quarters of 2019 and 2018, respectively. The effective tax rates were lower than the statutory rate of 21% in both periods due primarily to changes in the estimated state tax rate during 2019 and buyout of the tax receivable agreement during 2018. During the three months ended March 31, 2019, the effective tax rate was impacted by the remeasurement of deferred tax balances arising from the update to state apportionment factors that occurred in connection with the planned relocation of the Company’s primary distribution center from Illinois to Kansas, which resulted in a discrete tax benefit of $6.0 million. The Company’s estimated annual effective tax rate is 20.6% prior to taking into account any discrete items.

Also as a result of the change in estimated state rates during the three months ended March 31, 2019, a $1.7 million gain on the remeasurement of the Tax Receivable Agreement was recognized within other operating income on the consolidated statement of operations.

10.    Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein, and our audited Annual Report on Form 10-K for the year ended December 31, 2018. The terms “our”, “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.

Overview

We are a leading United States packaged food company operating in two reportable segments: Sweet Baked Goods (“SBG”) and In-Store Bakery. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended March 23, 2019, our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 18.2% per Nielsen’s U.S. SBG category data.

Factors Impacting Recent Results
Acquisition
On February 1, 2018, we acquired certain U.S. breakfast assets of Aryzta, LLC (Aryzta), which primarily included a bakery facility, inventory, and the Big Texas® and Cloverhill® brand names (collectively known as the “Cloverhill Business”). We acquired these assets to expand our product portfolio and to gain previously outsourced manufacturing capabilities for our existing product portfolio. Our consolidated statement of operations includes the operation of these assets from February 1, 2018 through March 31, 2019.

Operating Results

	Three Months Ended
(In thousands, except per share data)	March 31, 2019	March 31, 2018
Net revenue	$222,738	$208,743
Gross profit	75,188	71,241
As a % of net revenue	33.8%	34.1%
Operating costs and expenses	$39,078	$38,369
Operating income	36,110	32,872
As a % of net revenue	16.2%	15.7%
Other expense (income)	$10,676	$(2,949)
Income tax expense (benefit)	(1,178)	6,519
Net income	26,612	29,302
Net income attributable to Class A stockholders	$21,126	$23,841

Earnings per Class A share:
Basic	$0.21	$0.24
Diluted	$0.21	$0.23

Results of Operations
Net Revenue
Net revenue for the three months ended March 31, 2019, increased 6.7%, or $14.0 million, compared to the three months ended March 31, 2018. The increase was driven by additional sales volume in multiple channels led by strong growth in the club channel resulting from various factors including core Hostess-branded product growth, expansion of value brands and the addition of breakfast items supported by the acquisition of the Cloverhill Business in February 2018. With the additional month of operations in 2019, the Cloverhill Business contributed $6.8 million of incremental net revenue to the quarter. Revenue growth was also driven by price increases which were executed at the end of 2018.
Gross Profit
Gross profit was 33.8% of net revenue for the three months ended March 31, 2019, compared to 34.1% for the three months ended March 31, 2018. Increased volume and pricing actions were partially offset by inflationary pressures in transportation and other input costs. Additionally, efficiency initiatives across multiple bakeries have helped to offset sales growth in lower margin products.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2019 increased by 1.8% to $39.1 million from $38.4 million for the three months ended March 31, 2018. The increase is due to higher incentive compensation and recruiting costs and broker fees due to increased revenue. Additionally, during 2019 the Company recognized a $1.7 million gain on the remeasurement of the tax receivable agreement within other operating income. During the first quarter of 2018, the Company recognized a $1.4 million impairment charge within other operating expenses.
Other Expense
Other expense for the three months ended March 31, 2019 was $10.7 million compared to other income of $2.9 million for the three months ended March 31, 2018. The increase in expense is driven by the $12.4 million gain on the buyout of a portion of the tax receivable agreement in 2018. Interest expense on our Third Term loan was $11.1 million and $9.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively.
Income Taxes
Our effective tax rate was a benefit of 4.6% for the three months ended March 31, 2019 compared to expense of 18.2% for the three months ended March 31, 2018. The current year effective tax rate was impacted by the remeasurement of deferred tax balances driven by the planned relocation of our primary distribution center from Illinois to Kansas, which resulted in a discrete tax benefit of $6.0 million. The planned relocation also resulted in a benefit from the $1.7 million remeasurement of the tax receivable agreement as reflected in other operating income on the consolidated statement of operations. Our prior year effective tax rate was impacted by the $12.4 million gain on the buyout of a portion of the tax receivable agreement.
Segments

We have two reportable segments: Sweet Baked Goods and In-Store Bakery. Sweet Baked Goods consists of fresh and frozen baked goods and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill® and Big Texas® brands. The In-Store Bakery segment consists of products, including Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores.

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

Unaudited Segment Financial Data	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018

Net revenue:
Sweet Baked Goods	$212,879	$199,293
In-Store Bakery	9,859	9,450
Net revenue	$222,738	$208,743

Gross profit:
Sweet Baked Goods	$73,145	$69,438
In-Store Bakery	2,043	1,803
Gross profit	$75,188	$71,241

Sweet Baked Goods net revenue for the three months ended March 31, 2019 increased $13.6 million, or 6.8% from the three months ended March 31, 2018. The increase was driven by additional volume primarily in the club channel, as well as price increases.
Sweet Baked Goods gross profit for the three months ended March 31, 2019 was $73.1 million or 34.4% of net revenue, compared to $69.4 million or 34.8% of net revenue for the three months ended March 31, 2018. The increase in gross profit was the result of increased net revenue partially offset by higher transportation and other input costs.
In-Store Bakery net revenue for the three months ended March 31, 2019 increased 4.3% from the three months ended March 31, 2018. The increase in net revenue was attributable to increased sales volume. Gross profit was $2.0 million, or 20.7% of net revenue, compared to gross profit of $1.8 million, or 19.1% of net revenue. The increase in gross profit was attributed to increased sales volume.
Liquidity and Capital Resources
Our primary sources of liquidity are from cash on hand, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future acquisitions and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, including acquisitions. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
We had working capital, excluding cash, as of March 31, 2019 and December 31, 2018 of $23.4 million and $12.0 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2019, we had approximately $96.1 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2019 were $28.4 million and for the three months ended March 31, 2018 were $38.3 million. The decrease was attributable to the timing of customer receipts as well as higher working capital needs to facilitate higher sales volume.

Cash Flows from Investing Activities
Cash flows used in investing activities for the three months ended March 31, 2019 and 2018 were $10.8 million and $32.5 million, respectively. Cash outflows from investing activities decreased in 2019 due to the acquisition of the Cloverhill Business in 2018.
Cash Flows from Financing Activities
Cash flows used in financing activities were $3.4 million for the three months ended March 31, 2019 and $41.1 million for the three months ended March 31, 2018. The decrease is primarily due to the $34.0 million payment to buy out a portion of the tax receivable agreement in 2018. We also paid distributions to the non-controlling interest, a partnership for income tax purposes, to cover income tax payments in each period.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of March 31, 2019.
As of March 31, 2019, $981.3 million aggregate principal amount of the Third Term Loan was outstanding and $3.9 million aggregate principal amount of letters of credit was available, reducing the amount available under the Revolver. As of March 31, 2019, the Company was in compliance with the covenants under the Third Term Loan and the Revolver.
Contractual Obligations and Commitments
In April 2019, the Company entered into a 6.5 year lease, with the option to renew for two additional five-year periods, for a distribution facility in Kansas. The lease term will commence upon completion of construction of the facility, which is expected to occur by the first quarter of 2020. During the initial lease term, average annual minimum lease payments are expected to be $2.3 million.
Otherwise, there were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate market risk.
Market risk on variable-rate financial instruments
Our Third Term Loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at March 31, 2019 for the outstanding Third Term Loan was a LIBOR-based rate of 4.9% per annum. At March 31, 2019, the subsidiary borrower had an aggregate principal balance of $981.3 million outstanding under the Third Term Loan. At March 31, 2019, the subsidiary borrower had $96.1 million available for borrowing, net of letters of credit of $3.9 million, under our Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
To manage the risk related to our variable rate debt, we have entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five year contract. At March 31, 2019, a notional amount of $400 million remained outstanding on the swap contract.

The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase or decrease in applicable interest rates of 1% would result in an increase or decrease in interest payable of approximately $5.8 million for the three months ended March 31, 2019, after accounting for the impact of our swap contract.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Except for changes to meet the recognition, measurement and disclosure obligations of Topic 842, there were no changes to internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 27, 2019. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement

10.2	Form of Performance Unit Award Agreement

10.3	Form of Stock Option Award Agreement

10.4	Form of Chief Executive Officer Restricted Stock Unit Award Agreement

10.5	Form of Chief Executive Officer Performance Unit Award Agreement

10.6	Form of Chief Executive Officer Stock Option Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on May 8, 2019.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer