Form 10-Q
period 2019-06-30
Hostess Brands, Inc.
filed 2019-08-07
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37540
HOSTESS BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware		47-4168492
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1 East Armour Boulevard		64111
Kansas City,	MO	(Zip Code)
(Address of principal executive offices)
(816) 701‑4600
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Ticker Symbol	Name of each exchange on which registered
Class A Common Stock, Par Value of $0.0001 per share	TWNK	The Nasdaq Stock Market LLC
Warrants, each exercisable for a half share of Class A Common Stock	TWNKW	The Nasdaq Stock Market LLC

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 109,323,871 shares at August 6, 2019
Shares of Class B common stock outstanding - 20,999,784 shares at August 6, 2019

HOSTESS BRANDS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2019

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

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	June 30,	December 31,
ASSETS	2019	2018

Current assets:
Cash and cash equivalents	$189,284	$146,377
Accounts receivable, net	128,187	105,679
Inventories	42,893	38,580
Prepaids and other current assets	10,285	8,806
Total current assets	370,649	299,442
Property and equipment, net	223,751	220,349
Intangible assets, net	1,889,221	1,901,215
Goodwill	574,645	575,645
Other assets, net	10,713	14,062
Total assets	$3,068,979	$3,010,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and lease obligations payable within one year	$13,206	$11,268
Tax receivable agreement payments payable within one year	7,700	4,400
Accounts payable	72,161	65,288
Customer trade allowances	50,765	42,010
Accrued expenses and other current liabilities	23,100	18,137
Total current liabilities	166,932	141,103
Long-term debt and lease obligations	972,118	976,736
Tax receivable agreement	85,820	64,663
Deferred tax liability	273,575	277,954
Other long term liabilities	107	—
Total liabilities	1,498,552	1,460,456

Commitments and Contingencies (Note 11)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized,109,323,871 and 100,046,392 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 20,999,784 and 30,255,184 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	3
Additional paid in capital	1,022,529	925,902
Accumulated other comprehensive income (loss)	(190)	2,523
Retained earnings	303,974	271,365
Stockholders’ equity	1,326,326	1,199,803
Non-controlling interest	244,101	350,454
Total liabilities and stockholders’ equity	$3,068,979	$3,010,713
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net revenue	$241,060	$215,849	$463,798	$424,592
Cost of goods sold	157,610	148,992	305,160	286,494
Gross profit	83,450	66,857	158,638	138,098
Operating costs and expenses:
Advertising and marketing	10,696	8,938	19,559	17,808
Selling expense	8,310	7,751	16,830	15,139
General and administrative	19,276	11,185	36,747	25,746
Amortization of customer relationships	6,009	5,994	11,994	11,989
Other operating expense (income)	2,278	(1,660)	517	(104)
Total operating costs and expenses	46,569	32,208	85,647	70,578
Operating income	36,881	34,649	72,991	67,520
Other expense (income):
Interest expense, net	10,302	9,749	20,538	19,089
Gain on buyout of tax receivable agreement	—	—	—	(12,372)
Other expense	846	86	1,286	169
Total other expense	11,148	9,835	21,824	6,886
Income before income taxes	25,733	24,814	51,167	60,634
Income tax expense	9,064	194	7,886	6,712
Net income	16,669	24,620	43,281	53,922
Less: Net income attributable to the non-controlling interest	5,186	5,337	10,672	10,799
Net income attributable to Class A stockholders	$11,483	$19,283	$32,609	$43,123

Earnings per Class A share:
Basic	$0.11	$0.19	$0.32	$0.43
Diluted	$0.10	$0.18	$0.31	$0.41
Weighted-average shares outstanding:
Basic	105,072,322	99,939,642	102,618,951	99,916,161
Diluted	109,509,195	104,773,094	105,338,010	104,911,474

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net income	$16,669	$24,620	$43,281	$53,922
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contract designated as a cash flow hedge	(3,006)	1,383	(5,171)	5,121
Tax benefit (expense)	636	(292)	1,083	(1,079)
Comprehensive income	14,299	25,711	39,193	57,964
Less: Comprehensive income attributed to non-controlling interest	4,605	5,664	9,589	11,989
Comprehensive income attributed to Class A stockholders	$9,694	$20,047	$29,604	$45,975

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2017	99,791,245	$10	30,319,564	$3	$920,723	$1,318	$208,279	$1,130,333	$342,240
Comprehensive income	—	—	—	—	—	2,082	23,841	25,923	6,331
Share-based compensation, including income taxes of $98	59,989	—	—	—	1,721	—	—	1,721	—
Adoption of new accounting standards, net of income taxes of $83	—	—	—	—	—	7	191	198	85
Exchanges	64,380	—	(64,380)	—	1,033	—	—	1,033	(1,033)
Distributions	—	—	—	—	—	—	—	—	(4,153)
Payment of taxes for employee stock awards	—	—	—	—	(407)	—	—	(407)	—
Tax receivable agreement arising from exchanges, net of income taxes of $50	—	—	—	—	(350)	—	—	(350)	—
Balance–March 31, 2018	99,915,614	10	30,255,184	3	922,720	3,407	232,311	1,158,451	343,470
Comprehensive income	—	—	—	—	—	770	19,282	20,052	5,658
Share-based compensation, net of income taxes of $189	3,889	—	—	—	811	—	—	811	—
Distributions	—	—	—	—	—	—	—	—	(5,310)
Payment of taxes for employee stock awards	—	—	—	—	(29)	—	—	(29)	—
Balance-June 30, 2018	99,919,503	$10	30,255,184	$3	$923,502	$4,177	$251,593	$1,179,285	$343,818

Balance–December 31, 2018	100,046,392	$10	30,255,184	$3	$925,902	$2,523	$271,365	$1,199,803	$350,454
Comprehensive income (loss)	—	—	—	—	—	(1,216)	21,126	19,910	4,984
Share-based compensation, net of income taxes of $613	—	—	—	—	1,668	—	—	1,668	—
Distributions	—	—	—	—	—	—	—	—	(457)
Exercise of public warrants	50	—	—	—	—	—	—	—	—
Balance–March 31, 2019	100,046,442	10	30,255,184	3	927,570	1,307	292,491	1,221,381	354,981
Comprehensive income (loss)	—	—	—	—	—	(1,789)	11,483	9,694	4,605
Share-based compensation, net of income taxes of $563	20,241	—	—	—	1,936	—	—	1,936	—
Distributions	—	—	—	—	—	—	—	—	(4,459)
Exercise of employee stock options	1,788	—	—	—	23	—	—	23	—
Payment of taxes for employee stock awards	—	—	—	—	(124)	—	—	(124)	—
Exchanges	9,255,400	1	(9,255,400)	(1)	110,734	292	—	111,026	(111,026)
Tax receivable agreement arising from exchanges, net of income taxes of $10,109	—	—	—	—	(17,610)	—	—	(17,610)	—
Balance-June 30, 2019	109,323,871	$11	20,999,784	$2	$1,022,529	$(190)	$303,974	$1,326,326	$244,101

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Operating activities
Net income	$43,281	$53,922
Depreciation and amortization	21,939	20,648
Impairment of property, goodwill and intangibles	1,005	1,417
Debt premium amortization	(536)	(541)
Tax receivable agreement remeasurement and gain on buyout	(483)	(14,124)
Share-based compensation	4,780	2,721
Deferred taxes	5,637	4,994
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,508)	(8,458)
Inventories	(4,313)	3,558
Prepaids and other current assets	(1,661)	(1,643)
Accounts payable and accrued expenses	18,168	17,187
Customer trade allowances	8,755	1,501
Net cash provided by operating activities	74,064	81,182

Investing activities
Purchases of property and equipment	(15,398)	(19,836)
Acquisition of business, net of cash	—	(23,910)
Acquisition and development of software assets	(2,907)	(1,591)
Net cash used in investing activities	(18,305)	(45,337)

Financing activities
Repayments of long-term debt and lease obligations	(5,056)	(5,051)
Distributions to non-controlling interest	(4,916)	(9,463)
Tax payments related to issuance of shares to employees	(124)	(407)
Cash received from exercise of options	23	—
Payments on tax receivable agreement	(2,779)	(41,353)
Net cash used in financing activities	(12,852)	(56,274)
Net increase (decrease) in cash and cash equivalents	42,907	(20,429)
Cash and cash equivalents at beginning of period	146,377	135,701
Cash and cash equivalents at end of period	$189,284	$115,272

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$22,472	$20,358
Net taxes paid	$1,815	$3,959
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$1,527	$1,388
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

The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery.
Adoption of New Accounting Standards

On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, along with the related ASUs 2018-01, 2018-10 and 2018-11 (collectively, “Topic 842”). Topic 842 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. To adopt this standard, the Company utilized a modified retrospective transition method. Under this approach, the results for reporting periods beginning January 1, 2019 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting standards. There was no cumulative effect of applying Topic 842 to the opening balance of retained earnings. The Company has elected to apply the practical expedients under Topic 842 which allow entities to not reassess the lease classification for expired or existing leases and to not reassess if expired or existing contracts contain leases under the Topic 842 definition. The Company has also elected to use hindsight when determining the lease term of existing leases. As a result of the adoption, on January 1, 2019, the Company recognized right of use assets of $8.2 million, offset by associated accumulated amortization of $5.2 million and corresponding lease liabilities of $3.0 million. The recognition of leases subsequent to the adoption of Topic 842 is further described in the Leases section of this footnote.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries (including those for which the Company is the primary beneficiary of a variable interest entity). All intercompany balances and transactions have been eliminated in consolidation.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of June 30, 2019 and December 31, 2018, the Company’s accounts receivable were $128.2 million and $105.7 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.8 million and $2.6 million, respectively. In addition, there were customer trade allowances of $50.8 million and $42.0 million as of June 30, 2019 and December 31, 2018, respectively, in current liabilities in the consolidated balance sheets.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	June 30, 2019	December 31, 2018

Ingredients and packaging	$19,862	$18,865
Finished goods	20,331	16,446
Inventory in transit to customers	2,700	3,269
	$42,893	$38,580

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
Software Costs
Included in “Other assets, net” in the consolidated balance sheets is capitalized software in the amount of $10.2 million and $8.5 million at June 30, 2019 and December 31, 2018, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively, compared to $0.8 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Concentrations
The Company has one customer (together with its affiliates) that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended		Six Months Ended
(% of Consolidated Net Revenues)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sweet Baked Goods	23.3%	18.4%	23.5%	18.1%
In-Store Bakery	0.4%	0.6%	0.4%	0.6%
Total	23.7%	19.0%	23.9%	18.7%

Leases

Subsequent to its adoption of Topic 842, the Company recognizes a right of use asset and corresponding lease liability on the consolidated balance sheet for all lease transactions with terms of more than 12 months. Agreements are determined to contain a lease if they convey the use and control of an underlying physical asset. Based on the nature of the lease transaction, leases are either classified as financing or operating. Under both classifications, the right of use asset and liability are initially valued based on the present value of the future minimum lease payments using an effective borrowing rate at the inception of the lease. The Company determined the effective borrowing rate based on its expected incremental borrowing rate on collateralized debt. At June 30, 2019, the weighted average effective borrowing rates for outstanding financing and operating leases were 6.8% and 4.7%, respectively.
Under a financing lease, interest expense related to the lease liability is recognized over the lease term using an effective interest rate method and right of use assets are amortized straight-line over the term of the lease. Under an operating lease, minimum lease payments are expensed straight-line over the lease term, lease liabilities are amortized using an effective interest rate method and right of use assets are reduced based on the excess of the sum of the straight-line lease expense and the reduction of the lease liability over the actual lease payments. At June 30, 2019, the average remaining terms on both financing leases and operating leases were approximately one year.
Variable lease payments, such as taxes and insurance, are expensed as incurred. Expenses related to leases with original terms less than 12 months (short-term leases) are expensed as incurred. For all leases related to distribution, bakery and corporate facilities, the Company has elected not to separate non-lease components from lease components.
The table below shows the composition of lease expenses for the period subsequent to the adoption of Topic 842:

	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Amortization of right of use asset, financing lease	$56	$100
Interest, financing lease	5	12
Operating lease expense	616	1,257
Short-term lease expense	282	682
Variable lease expense	189	377
	$1,148	$2,428

At June 30, 2019, right of use assets related to both operating and financing leases are included in property and equipment, net on the consolidated balance sheet (see Note 2 Property and Equipment). As of June 30, 2019, lease liabilities for both operating and financing leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet (see Note 6 Debt and Lease Obligations).

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	June 30, 2019	December 31, 2018

Land and buildings	$43,552	$47,418
Right of use assets, operating	9,082	—
Right of use assets, financing	1,568	—
Machinery and equipment	205,859	194,830
Construction in progress	6,426	6,059
	266,487	248,307
Less accumulated depreciation and amortization	(42,736)	(27,958)
	$223,751	$220,349

Depreciation and amortization expense was $4.3 million and $8.6 million for the three and six months ended June 30, 2019, compared to $3.8 million and $7.2 million for the three and six months ended June 30, 2018.
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

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net revenue:
Sweet Baked Goods	$229,273	$204,237	$442,151	$403,529
In-Store Bakery	11,787	11,612	21,647	21,063
Net revenue	$241,060	$215,849	$463,798	$424,592

Depreciation and amortization:
Sweet Baked Goods	$10,380	$9,857	$20,562	$19,251
In-Store Bakery	680	700	1,377	1,397
Depreciation and amortization	$11,060	$10,557	$21,939	$20,648

Gross profit:
Sweet Baked Goods	$80,925	$64,359	$154,069	$133,797
In-Store Bakery	2,525	2,498	4,569	4,301
Gross profit	$83,450	$66,857	$158,638	$138,098

Capital expenditures (1):
Sweet Baked Goods	$7,516	$13,432	$11,778	$22,598
In-Store Bakery	28	164	180	217
Capital expenditures	$7,544	$13,596	$11,958	$22,815

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable. From December 31, 2018 to June 30, 2019, capital expenditures in accounts payable decreased by $6.4 million. From December 31, 2017 to June 30, 2018 capital expenditures in accounts payable increased by $1.4 million.

Total assets by reportable segment are as follows:

(In thousands)	June 30, 2019	December 31, 2018

Total segment assets:
Sweet Baked Goods	$2,981,878	$2,924,333
In-Store Bakery	87,101	86,380
Total segment assets	$3,068,979	$3,010,713

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.    Goodwill and Intangible Assets
During the three months ended June 30, 2019, the Company recognized an impairment charge of $1.0 million in other operating expense on the consolidated statement of operations related to the In-Store Bakery reporting unit. This charge reflects a change in certain market assumptions since the last time the reporting unit was valued in the fourth quarter of 2018 (Level 1 input). Goodwill activity is presented below by reportable segment:

(In thousands)	Sweet Baked Goods	In Store Bakery	Total

Balance as of December 31, 2018	$535,853	$39,792	$575,645
Impairment	—	(1,000)	(1,000)
Balance as of June 30, 2019	$535,853	$38,792	$574,645

Intangible assets consist of the following:

(In thousands)	June 30, 2019	December 31, 2018

Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,410,497	$1,410,497
Intangible assets with definite lives (Customer Relationships)	543,148	543,120
Less accumulated amortization (Customer Relationships)	(63,824)	(51,802)
Less accumulated impairment charges (Trademarks and Trade Names)	(600)	(600)
Intangible assets, net	$1,889,221	$1,901,215

Amortization expense was $6.0 million and $12.0 million for the three and six months ended June 30, 2019, respectively and $6.0 million and $12.0 million for the three and six months ended June 30, 2018, respectively. The unamortized portion of customer relationships will be expensed over their remaining useful lives, from 18 to 23 years. The weighted-average amortization period as of June 30, 2019 for customer relationships was 20.0 years.
5.    Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	June 30, 2019	December 31, 2018

Payroll, vacation and other compensation	$6,969	$6,104
Incentive compensation	6,539	3,261
Accrued interest	4,974	4,849
Workers compensation reserve	2,743	1,866
Self-insurance reserves	1,772	1,646
Current income taxes payable	103	411
	$23,100	$18,137

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations is as follows:

(In thousands)	June 30, 2019	December 31, 2018
Third Term Loan (4.8% as of June 30, 2019)
Principal	$978,856	$983,825
Unamortized debt premium and issuance costs	3,242	3,778
Total Third Term Loan	982,098	987,603
Financing lease obligations	314	401
Operating lease obligations	2,912	—
Total debt and lease obligations	985,324	988,004
Less: Current portion of long term debt and lease obligations	(13,206)	(11,268)
Long-term portion	$972,118	$976,736

7. Interest Rate Swap

To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. As of June 30, 2019 and June 30, 2018, the notional amount is $300 million and $400 million, respectively. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At June 30, 2019, the effective interest rate on the long-term debt hedged by this contract was 4.03%.
As of June 30, 2019 the fair value of the interest rate swap contract of $0.1 million is reported within other long Term liabilities on the consolidated balance sheet. As of December 31, 2018 the fair value of the interest rate swap contract of $5.1 million was reported within other assets, net on the consolidated balance sheet.The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves (Level 2).

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

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below are basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income attributable to Class A stockholders (in thousands)	$11,483	$19,283	$32,609	$43,123
Denominator:
Weighted-average Class A shares outstanding - basic	105,072,322	99,939,642	102,618,951	99,916,161
Dilutive effect of warrants	4,002,135	4,668,452	2,363,537	4,856,923
Dilutive effect of restricted stock units	434,738	165,000	355,522	138,390
Weighted-average shares outstanding - diluted	109,509,195	104,773,094	105,338,010	104,911,474

Net income per Class A share - basic	$0.11	$0.19	$0.32	$0.43

Net income per Class A share - diluted	$0.10	$0.18	$0.31	$0.41

For the three and six months ended June 30, 2019 and 2018, stock options were excluded from the computation of diluted net income per share because the assumed proceeds from the awards’ exercise was greater than the average market price of the common shares.

Weighted average Class A shares outstanding reflect the exchange of 9.3 million Class B shares for Class A shares during the three months ended June 30, 2019.

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
The Company’s estimated annual effective tax rate is 21.8% prior to taking into account any discrete items.  The effective tax rate was 35.2% and 0.8% in the second quarters of 2019 and 2018, respectively.  The Company recognized a discrete tax expense of $2.8 million as compared to a discrete tax benefit of $5.0 million recognized in the prior year period resulting from revaluing deferred tax balances based on changes in estimated state apportionment factors and tax rates.

10. Tax Receivable Agreement

The following table summarizes activity related to the Tax Receivable Agreement for the six months ended June 30, 2019:

(In thousands)
Balance December 31, 2018	$69,063
Exchange of Class B units for Class A shares	27,719
Remeasurement due to change in estimated tax rate	(483)
Payments	(2,779)
Balance June 30, 2019	$93,520

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019 the future expected payments under the tax receivable agreement are as follows:

2019	$1,400
2020	7,500
2021	5,100
2022	5,100
2023	5,200
Thereafter	69,220

11.    Commitments and Contingencies
During the three months ended June 30, 2019, the Company entered into a 6.5 year lease, with the option to renew for two additional five-year periods, for a distribution facility in Kansas. The lease term will commence upon completion of construction of the facility, which is expected to occur by the first quarter of 2020. During the initial lease term, average annual minimum lease payments are expected to be $2.3 million.
During the three months ended June 30, 2019, the Company entered into an agreement to purchase an office building in Kansas that will house the Company’s corporate offices for $6.4 million. The sale closed in the third quarter of 2019.
During the three months ended June 30, 2019, the Company entered into a 9 year lease for space to house its new hub for marketing and category management in Chicago, IL. The lease term is expected to commence in the fourth quarter of 2019. Average annual minimum lease payments are expected to be $0.3 million.
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
12. Subsequent Events

In July 2019, the Company entered into an agreement to sell its In-Store Bakery operations to a third party for a cash payment of approximately $65.0 million, subject to certain post-closing adjustments, which approximates the Company’s carrying value of the business being sold. The Company purchased the In-Store Bakery operations in 2016 for approximately $51.0 million. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2019.

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
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended June 29, 2019, our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 19.0% per Nielsen’s U.S. SBG category data.

Factors Impacting Recent Results
Acquisition
On February 1, 2018, we acquired certain U.S. breakfast assets of Aryzta, LLC (Aryzta), which primarily included a bakery facility, inventory, and the Big Texas® and Cloverhill® brand names (collectively known as the “Cloverhill Business”). We acquired these assets to expand our product portfolio and to gain previously outsourced manufacturing capabilities for our existing product portfolio. Our consolidated statement of operations includes the operation of these assets from February 1, 2018 through June 30, 2019.
Subsequent Events
In July 2019, the Company entered into an agreement to sell its In-Store Bakery operations to a third party for a cash payment of approximately $65.0 million, subject to certain post-closing adjustments, which approximates the Company’s carrying value of the business being sold. The Company purchased the In-Store Bakery operations in 2016 for approximately $51.0 million. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2019. Transaction costs of approximately $3.0 million are expected to be expensed in the third quarter upon closing of the transaction.

During the third quarter of 2019, in response to a routine regulatory preventive controls inspection, we have temporarily shut down a few of our production lines within our Columbus, Georgia bakery to improve our operating standards and perform maintenance. We have moved a significant portion of production to other bakeries while the updates are being performed. Although subject to various uncertainties, we currently estimate this will reduce our net revenue growth in the third quarter by $5.0 to $10.0 million. In addition, we expect to incur one-time maintenance and improvement costs of $3.0 to $4.0 million.

Operating Results

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net revenue	$241,060	$215,849	$463,798	$424,592
Gross profit	83,450	66,857	158,638	138,098
As a % of net revenue	34.6%	31.0%	34.2%	32.5%
Operating costs and expenses	$46,569	$32,208	$85,647	$70,578
Operating income	36,881	34,649	72,991	67,520
As a % of net revenue	15.3%	16.1%	15.7%	15.9%
Other expense (income)	$11,148	$9,835	$21,824	$6,886
Income tax expense (benefit)	9,064	194	7,886	6,712
Net income	16,669	24,620	43,281	53,922
Net income attributable to Class A stockholders	11,483	19,283	32,609	43,123

Earnings per Class A share:
Basic	$0.11	$0.19	$0.32	$0.43
Diluted	$0.10	$0.18	$0.31	$0.41

Results of Operations
Net Revenue
Net revenue for the three months ended June 30, 2019 increased 11.7%, or $25.2 million, compared to the three months ended June 30, 2018. The net revenue growth was primarily from increased sales of Hostess® branded products driven by higher volume of both core products as well as new Hostess® branded breakfast products, as distribution and merchandising support improved in multiple channels. Dolly Madison® branded products also provided substantial revenue growth as the Company has benefited from customer relationships of the Cloverhill business. Net revenue also benefited from increased pricing implemented in the fourth quarter of 2018.
Net revenue for the six months ended June 30, 2019 increased 9.2%, or $39.2 million, compared to the six months ended June 30, 2018. The increase was driven by sales volume in both our Hostess® and Dolly Madison® products and new breakfast products across multiple channels, including club and convenience.
Gross Profit
Gross profit was 34.6% of net revenue for the three months ended June 30, 2019, compared to 31.0% for the three months ended June 30, 2018. The increase was attributable to pricing actions and increases in sales volume, partially offset by the impact of inflationary pressures on ingredient, labor and packaging costs. The Company has also benefited from continued efficiencies gained in the Cloverhill Business.
Gross profit was 34.2% of net revenue for the six months ended June 30, 2019 compared to 32.5% for the six months ended June 30, 2018. The increase was primarily attributable to increased sales volume, pricing actions and operating efficiencies, partially offset by inflationary pressures on input and transportation costs.

Operating Costs and Expenses
Operating costs and expenses for the three months ended June 30, 2019 increased by 44.7% from $32.2 million to $46.6 million compared to the three months ended June 30, 2018. These costs increased due to higher incentive compensation and additional corporate expenses were incurred starting in the second quarter in connection with the relocation of our primary distribution facility as well as category sales and marketing functions. Also contributing to the higher costs was a nonrecurring payment under the Company's long-term incentive plan in the second quarter triggered by the secondary offering of Hostess stock by one of the Company's legacy shareholders. Additionally, there was a $1.3 million loss on the remeasurement of the tax receivable agreement obligation in the current period as compared to a $1.8 million gain on remeasurement in the prior year period driven by changes in estimated future state rates.
Operating costs and expenses for the six months ended June 30, 2019 increased by 21.4% from 70.6 million to $85.6 million compared to the six months ended June 30, 2018. In addition to the factors mentioned above, during the first quarter of 2019 we recognized a gain on the remeasurement of the tax receivable agreement of $1.8 million due to state apportionment changes.
Other Expense
Other expense for the three months ended June 30, 2019 was $11.1 million compared to other expense of $9.8 million for the three months ended June 30, 2018, in each case consisting primarily of interest expense. Interest expense on our Third Term Loan was $11.1 million and $10.1 million for the three months ended June 30, 2019 and June 30, 2018, respectively.
Other expense for the six months ended June 30, 2019 was $21.8 million compared to other expense of $6.9 million for the six months ended June 30, 2018, consisting of interest expense for each period and the gain on buyout of a portion of the tax receivable agreement in the six months ended June 30, 2018. Interest expense on our Third Term Loan was $22.1 million and $19.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
Income Taxes
Our effective tax rate was an expense of 35.2% for the three months ended June 30, 2019 compared to an expense of 0.8% for the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company recorded a discrete tax expense of $2.8 million as compared to a discrete tax benefit of $5.0 million recognized in the prior year period related to the remeasurement of deferred tax balances arising from changes in its estimated state apportionment factors and rates.
Our effective tax rate was an expense of 15.4% for the six months ended June 30, 2019 compared to an expense of 11.1% for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company recorded a discrete tax benefit of $3.1 million as compared to a discrete tax benefit of $5.0 million recognized in the prior year period related to the remeasurement of deferred tax balances arising from changes in its estimated state apportionment factors and rates.  Our prior year effective tax was also impacted by the $12.4 million gain on the buyout of a portion of the tax receivable agreement.

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

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

Unaudited Segment Financial Data	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net revenue:
Sweet Baked Goods	$229,273	$204,237	$442,151	$403,529
In-Store Bakery	11,787	11,612	21,647	21,063
Net revenue	$241,060	$215,849	$463,798	$424,592

Gross profit:
Sweet Baked Goods	$80,925	$64,359	$154,069	$133,797
In-Store Bakery	2,525	2,498	4,569	4,301
Gross profit	$83,450	$66,857	$158,638	$138,098

Sweet Baked Goods net revenue for the three months ended June 30, 2019 grew $25.0 million, or 12.3%, from the three months ended June 30, 2018, driven by additional volume as well as price increases.
Sweet Baked Goods net revenue for the six months ended June 30, 2019 increased $38.6 million, or 9.6%, from the six months ended June 30, 2018. The increase in net revenue was primarily attributable to pricing actions and increases in sales volume.
Sweet Baked Goods gross profit for the three months ended June 30, 2019 was $80.9 million, or 35.3% of net revenue, compared to $64.4 million, or 31.5% of net revenue, for the three months ended June 30, 2018. The increase in gross profit was primarily the result of increased net revenue and operational efficiencies.
Sweet Baked Goods gross profit for the six months ended June 30, 2019 was $154.1 million, or 34.8% of net revenue compared to $133.8 million, or 33.2% of net revenue, for the six months ended June 30, 2018. The increase was primarily attributed to increased sales volume, pricing actions and operating efficiencies, which were partially offset by inflationary pressures on input and transportation costs.
In-Store Bakery net revenue for the three months ended June 30, 2019 increased 1.5% from the three months ended June 30, 2018. The increase in net revenue was attributable to increased sales volume. Gross profit was $2.5 million, or 21.4% of net revenue, compared to gross profit of $2.5 million, or 21.5% of net revenue.
In-Store Bakery net revenue for the six months ended June 30, 2019 increased 2.8% from the six months ended June 30, 2018. The increase in net revenue was attributable to increased distribution in the core in-store bakery product lines. Gross profit was $4.6 million, or 21.1% of net revenue, compared to gross profit of $4.3 million, or 20.4% of net revenue. The increase in gross profit was also attributed to increased sales volume.

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
We had working capital, excluding cash, as of June 30, 2019 and December 31, 2018 of $14.4 million and $12.0 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of June 30, 2019, we had approximately $96.1 million available for borrowing, net of letters of credit, under the Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2019 were $74.1 million and for the six months ended June 30, 2018 were $81.2 million. The decrease was attributable to the timing of customer receipts partially offset by the timing of vendor payments and payments to customers related to trade programs, as well as higher working capital needs to facilitate higher sales volume.
Cash Flows from Investing Activities
Cash flows used in investing activities for the six months ended June 30, 2019 and 2018 were $18.3 million and $45.3 million, respectively. Cash outflows from investing activities decreased in 2019 due to the acquisition of the Cloverhill Business in 2018.
Cash Flows from Financing Activities
Cash flows used in financing activities were $12.9 million for the six months ended June 30, 2019 and $56.3 million for the six months ended June 30, 2018. The decrease is primarily due to the $34.0 million payment to buy out a portion of the tax receivable agreement in 2018. We also paid distributions to the non-controlling interest, a partnership for income tax purposes, to cover income tax payments in each period.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of June 30, 2019.
As of June 30, 2019, $978.9 million aggregate principal amount of the Third Term Loan was outstanding and letters of credit worth up to $3.6 million aggregate principal amount was available, reducing the amount available under the Revolver. As of June 30, 2019, the Company was in compliance with the covenants under the Third Term Loan and the Revolver.

Contractual Obligations and Commitments
In April 2019, we entered into a 6.5 year lease, with the option to renew for two additional five-year periods, for a distribution facility in Kansas. The lease term will commence upon completion of construction of the facility, which is expected to occur by the first quarter of 2020. During the initial lease term, average annual minimum lease payments are expected to be $2.3 million.
In June 2019, we entered into an agreement to purchase an office building in Kansas that will house our corporate headquarters and research and development center for $6.4 million. The sale closed in July 2019.
In June 2019, we entered into an 9 year lease for space to house our new hub for marketing and category management in Chicago, IL. The lease term is expected to commence in the fourth quarter of 2019. Average annual minimum lease payments are expected to be $0.3 million.
Otherwise, there were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A ‘Quantitative and Qualitative Disclosures About Market Risk’ of our annual report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on August 7, 2019.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer