Form 10-Q
period 2019-09-30
Hostess Brands, Inc.
filed 2019-11-06
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 120,947,081 shares at November 5, 2019
Shares of Class B common stock outstanding - 9,455,184 shares at November 5, 2019

HOSTESS BRANDS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2019

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. All forward‑looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	September 30,	December 31,
ASSETS	2019	2018

Current assets:
Cash and cash equivalents	$266,871	$146,377
Accounts receivable, net	115,857	105,679
Inventories	38,582	38,580
Prepaids and other current assets	12,182	8,806
Total current assets	433,492	299,442
Property and equipment, net	227,114	220,349
Intangible assets, net	1,858,943	1,901,215
Goodwill	535,853	575,645
Other assets, net	11,376	14,062
Total assets	$3,066,778	$3,010,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and lease obligations payable within one year	$10,166	$11,268
Tax receivable agreement payments payable within one year	10,700	4,400
Accounts payable	69,811	65,288
Customer trade allowances	44,593	42,010
Accrued expenses and other current liabilities	23,389	18,137
Total current liabilities	158,659	141,103
Long-term debt and lease obligations	972,838	976,736
Tax receivable agreement obligations	125,023	64,663
Deferred tax liability	252,986	277,954
Total liabilities	1,509,506	1,460,456

Commitments and Contingencies (Note 12)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized,120,947,081 and 100,046,392 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	12	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 9,455,184 and 30,255,184 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	3
Additional paid in capital	1,140,126	925,902
Accumulated other comprehensive income (loss)	(687)	2,523
Retained earnings	312,759	271,365
Stockholders’ equity	1,452,211	1,199,803
Non-controlling interest	105,061	350,454
Total liabilities and stockholders’ equity	$3,066,778	$3,010,713
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net revenue	$227,211	$210,982	$691,009	$635,574
Cost of goods sold	156,791	150,604	461,951	437,098
Gross profit	70,420	60,378	229,058	198,476
Operating costs and expenses:
Advertising and marketing	10,627	9,563	30,186	27,371
Selling expense	6,992	7,467	23,822	22,606
General and administrative	17,736	13,569	54,483	39,315
Amortization of customer relationships	5,755	5,994	17,749	17,983
Other operating expense (income)	5,739	92	6,256	(12)
Total operating costs and expenses	46,849	36,685	132,496	107,263
Operating income	23,571	23,693	96,562	91,213
Other expense:
Interest expense, net	9,813	9,974	30,351	29,063
Gain on buyout of tax receivable agreement	—	—	—	(12,372)
Other expense (income)	—	(36)	1,286	133
Total other expense	9,813	9,938	31,637	16,824
Income before income taxes	13,758	13,755	64,925	74,389
Income tax expense	3,029	2,603	10,915	9,315
Net income	10,729	11,152	54,010	65,074
Less: Net income attributable to the non-controlling interest	1,944	3,211	12,615	14,010
Net income attributable to Class A stockholders	$8,785	$7,941	$41,395	$51,064

Earnings per Class A share:
Basic	$0.08	$0.08	$0.39	$0.51
Diluted	$0.07	$0.08	$0.37	$0.49
Weighted-average shares outstanding:
Basic	115,196,195	99,958,244	106,904,733	99,931,167
Diluted	121,122,895	102,963,080	110,804,367	104,299,251

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income	$10,729	$11,152	$54,010	$65,074
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contract designated as a cash flow hedge	(741)	460	(5,912)	5,581
Tax benefit (expense)	172	(97)	1,255	(1,175)
Comprehensive income	10,160	11,515	49,353	69,480
Less: Comprehensive income attributed to non-controlling interest	1,858	3,318	11,447	15,308
Comprehensive income attributed to Class A stockholders	$8,302	$8,197	$37,906	$54,172

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2017	99,791,245	$10	30,319,564	$3	$920,723	$1,318	$208,279	$1,130,333	$342,240
Comprehensive income	—	—	—	—	—	2,082	23,841	25,923	6,331
Share-based compensation, including income taxes of $98	59,989	—	—	—	1,721	—	—	1,721	—
Adoption of new accounting standards, net of income taxes of $83	—	—	—	—	—	7	191	198	85
Exchanges	64,380	—	(64,380)	—	1,033	—	—	1,033	(1,033)
Distributions	—	—	—	—	—	—	—	—	(4,153)
Payment of taxes for employee stock awards	—	—	—	—	(407)	—	—	(407)	—
Tax receivable agreement arising from exchanges, net of income taxes of $50	—	—	—	—	(350)	—	—	(350)	—
Balance–March 31, 2018	99,915,614	10	30,255,184	3	922,720	3,407	232,311	1,158,451	343,470
Comprehensive income	—	—	—	—	—	770	19,282	20,052	5,658
Share-based compensation, net of income taxes of $287	3,889	—	—	—	811	—	—	811	—
Distributions	—	—	—	—	—	—	—	—	(5,310)
Payment of taxes for employee stock awards	—	—	—	—	(29)	—	—	(29)	—
Balance-June 30, 2018	99,919,503	10	30,255,184	3	923,502	4,177	251,593	1,179,285	343,818
Comprehensive income	—	—	—	—	—	256	7,941	8,197	3,318
Share-based compensation, net of income taxes of $537	—	—	—	—	979	—	—	979	—
Distributions	—	—	—	—	—	—	—	—	(70)
Balance-September 30, 2018	99,919,503	$10	30,255,184	$3	$924,481	$4,433	$259,534	$1,188,461	$347,066

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2018	100,046,392	$10	30,255,184	$3		$925,902	$2,523	$271,365	$1,199,803	$350,454
Comprehensive income (loss)	—	—	—	—		—	(1,216)	21,126	19,910	4,984
Share-based compensation, net of income taxes of $613	—	—	—	—		1,668	—	—	1,668	—
Distributions	—	—	—	—		—	—	—	—	(457)
Exercise of public warrants	50	—	—	—		—	—	—	—	—
Balance–March 31, 2019	100,046,442	10	30,255,184	3		927,570	1,307	292,491	1,221,381	354,981
Comprehensive income (loss)	—	—	—	—		—	(1,789)	11,483	9,694	4,605
Share-based compensation, net of income taxes of $563	20,241	—	—	—		1,936	—	—	1,936	—
Distributions	—	—	—	—		—	—	—	—	(4,459)
Exercise of employee stock options	1,788	—	—	—		23	—	—	23	—
Payment of taxes for employee stock awards	—	—	—	—		(124)	—	—	(124)	—
Exchanges	9,255,400	1	(9,255,400)	(1)		110,734	292	—	111,026	(111,026)
Tax receivable agreement arising from exchanges, net of income taxes of $10,109	—	—	—	—		(17,610)	—	—	(17,610)	—
Balance-June 30, 2019	109,323,871	11	20,999,784	2	—	1,022,529	(190)	303,974	1,326,326	244,101
Comprehensive income (loss)	—	—	—	—		—	(483)	8,785	8,302	1,858
Share-based compensation, net of income taxes of $228	78,610	—	—	—		2,149	—	—	2,149	—
Distributions	—	—	—	—		—	—	—	—	(1,743)
Payment of taxes for employee stock awards	—	—	—	—		(483)	—	—	(483)	—
Exchanges	11,544,600	1	(11,544,600)	(1)		139,169	(14)	—	139,155	(139,155)
Tax receivable agreement arising from exchanges, net of income taxes of $17,185	—	—	—	—		(23,238)	—	—	(23,238)	—
Balance-September 30, 2019	120,947,081	$12	9,455,184	$1		$1,140,126	$(687)	$312,759	$1,452,211	$105,061

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Operating activities
Net income	$54,010	$65,074
Depreciation and amortization	32,678	31,370
Impairment of property, goodwill and intangibles	1,005	1,417
Debt premium amortization	(803)	(810)
Tax receivable agreement remeasurement and gain on buyout	1,296	(14,124)
Non-cash fees on disposal of assets	1,414	—
Share-based compensation	7,157	4,237
Deferred taxes	9,519	7,929
Loss on sale of assets	471	1
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(13,536)	(5,451)
Inventories	(3,451)	4,670
Prepaids and other current assets	(3,793)	(2,407)
Accounts payable and accrued expenses	18,305	20,759
Customer trade allowances	3,080	(2,794)
Net cash provided by operating activities	107,352	109,871

Investing activities
Purchases of property and equipment	(28,421)	(32,886)
Acquisition of business, net of cash	—	(23,910)
Proceeds from sale of business, net of cash	63,353	—
Acquisition and development of software assets	(4,298)	(2,480)
Net cash used provided by (used in) investing activities	30,634	(59,276)

Financing activities
Repayments of long-term debt and lease obligations	(7,470)	(7,578)
Distributions to non-controlling interest	(6,659)	(9,533)
Tax payments related to issuance of shares to employees	(607)	(436)
Cash received from exercise of options	23	—
Payments on tax receivable agreement	(2,779)	(41,353)
Net cash used in financing activities	(17,492)	(58,900)
Net increase (decrease) in cash and cash equivalents	120,494	(8,305)
Cash and cash equivalents at beginning of period	146,377	135,701
Cash and cash equivalents at end of period	$266,871	$127,396

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$33,602	$30,972
Net taxes paid	$2,416	$4,092
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$1,468	$(59)
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

The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company sold its In-Store Bakery operations on August 30, 2019.
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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of September 30, 2019 and December 31, 2018, the Company’s accounts receivable were $115.9 million and $105.7 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.7 million and $2.6 million, respectively. In addition, there were customer trade allowances of $44.6 million and $42.0 million as of September 30, 2019 and December 31, 2018, respectively, in current liabilities in the consolidated balance sheets.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis.
Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	September 30, 2019	December 31, 2018

Ingredients and packaging	$19,527	$18,865
Finished goods	16,654	16,446
Inventory in transit to customers	2,401	3,269
	$38,582	$38,580

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

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Software Costs
Included in “Other assets, net” in the consolidated balance sheets is capitalized software in the amount of $10.9 million and $8.5 million at September 30, 2019 and December 31, 2018, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative was $0.7 million and $2.1 million for the three and nine months ended September 30, 2019, respectively, compared to $0.6 million and $2.0 million for the three and nine months ended September 30, 2018, respectively.
Concentrations
The Company has one customer (together with its affiliates) that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended		Nine Months Ended
(% of Consolidated Net Revenues)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Sweet Baked Goods	22.3%	20.0%	23.0%	18.7%
In-Store Bakery	0.3%	0.5%	0.5%	0.6%
Total	22.6%	20.5%	23.5%	19.3%

Leases

Subsequent to its adoption of Topic 842, the Company recognizes a right of use asset and corresponding lease liability on the consolidated balance sheet for all lease transactions with terms of more than 12 months. Agreements are determined to contain a lease if they convey the use and control of an underlying physical asset. Based on the nature of the lease transaction, leases are either classified as financing or operating. Under both classifications, the right of use asset and liability are initially valued based on the present value of the future minimum lease payments using an effective borrowing rate at the inception of the lease. The Company determined the effective borrowing rate based on its expected incremental borrowing rate on collateralized debt. At September 30, 2019, the weighted average effective borrowing rates for outstanding operating leases was 4.5%.
Under a financing lease, interest expense related to the lease liability is recognized over the lease term using an effective interest rate method and right of use assets are amortized straight-line over the term of the lease. Under an operating lease, minimum lease payments are expensed straight-line over the lease term. Lease liabilities are amortized using an effective interest rate method and right of use assets are reduced based on the excess of the sum of the straight-line lease expense and the reduction of the lease liability over the actual lease payments. At September 30, 2019, the average remaining terms on operating leases were approximately one year.
Variable lease payments, such as taxes and insurance, are expensed as incurred. Expenses related to leases with original terms less than 12 months (short-term leases) are expensed as incurred. For all leases related to distribution, bakery and corporate facilities, the Company has elected not to separate non-lease components from lease components.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below shows the composition of lease expenses for the period subsequent to the adoption of Topic 842:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Amortization of right of use asset, financing lease	$33	$133
Interest, financing lease	4	16
Operating lease expense	752	2,009
Short-term lease expense	202	884
Variable lease expense	188	565
	$1,179	$3,607

At September 30, 2019, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 3. Property and Equipment). As of September 30, 2019, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease on the consolidated balance sheet (see Note 7. Debt and Lease Obligations).
2. Divestiture of In-Store Bakery Operations

On August 30, 2019, the Company sold its In-Store Bakery operations, including relevant trademarks and licensing agreements, to an unrelated party. The operations included products that were primarily sold in the in-store bakery section of U.S. retail channels.The Company divested the operations to provide more focus on future investment in areas of its business that better leverage its core competencies.

The Company received proceeds from the divestiture of $65.0 million prior to transaction expenses and subject to certain post-closing adjustments. In connection with the sale, during the three and nine months ended 2019, the Company recognized transaction expenses of $2.1 million and a loss on disposal of $0.3 million within other operating expenses on the consolidated statement of operations.

3.    Property and Equipment
Property and equipment consists of the following:

(In thousands)	September 30, 2019	December 31, 2018

Land and buildings	$44,401	$47,418
Right of use assets, operating	10,374	—
Machinery and equipment	203,507	194,830
Construction in progress	13,791	6,059
	272,073	248,307
Less accumulated depreciation and amortization	(44,959)	(27,958)
	$227,114	$220,349

Depreciation and amortization expense was $4.3 million and $12.9 million for the three and nine months ended September 30, 2019, respectively, compared to $4.1 million and $11.3 million for the three and nine months ended September 30, 2018, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.    Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company’s Sweet Baked Goods segment consists of fresh and frozen baked goods and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill® and Big Texas® brands. The In-Store Bakery segment consists primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores. The Company divested its In-Store Bakery operations on August 30, 2019. (See Note 2. Divestiture of In-Store Bakery Operations).
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net revenue:
Sweet Baked Goods	$220,156	$201,693	$662,307	$605,223
In-Store Bakery	7,055	9,289	28,702	30,351
Net revenue	$227,211	$210,982	$691,009	$635,574

Depreciation and amortization:
Sweet Baked Goods	$10,514	$10,020	$31,076	$29,270
In-Store Bakery	224	703	1,602	2,100
Depreciation and amortization	$10,738	$10,723	$32,678	$31,370

Gross profit:
Sweet Baked Goods	$68,804	$58,886	$222,872	$192,683
In-Store Bakery	1,616	1,492	6,186	5,793
Gross profit	$70,420	$60,378	$229,058	$198,476

Capital expenditures (1):
Sweet Baked Goods	$14,284	$12,378	$26,062	$34,975
In-Store Bakery	2	114	182	332
Capital expenditures	$14,286	$12,492	$26,244	$35,307

(1)
Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable. For the nine months ended September 30, 2019, capital expenditures in accounts payable decreased by $6.4 million. For the nine months ended September 30, 2018, capital expenditures in accounts payable decreased by $0.3 million.

Total assets by reportable segment are as follows:

(In thousands)	September 30, 2019	December 31, 2018

Total segment assets:
Sweet Baked Goods	$3,066,778	$2,924,333
In-Store Bakery	—	86,380
Total segment assets	$3,066,778	$3,010,713

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

After the August 30, 2019 divestiture of the In-Store Bakery operations, the Company retained no assets related to the In-Store Bakery segment.

5.    Goodwill and Intangible Assets
In the second quarter of 2019, the Company recognized an impairment charge of $1.0 million in other operating expense on the consolidated statement of operations related to the In-Store Bakery reporting unit. This charge reflects a change in certain market assumptions since the last time the reporting unit was valued in the fourth quarter of 2018 (Level 1 input). In the third quarter of 2019, the Company divested its In-Store Bakery reporting unit (See Note 2. Divestiture of In-Store Bakery Operations). Goodwill activity is presented below by reportable segment:

(In thousands)	Sweet Baked Goods	In-Store Bakery	Total

Balance as of December 31, 2018	$535,853	$39,792	$575,645
Impairment	—	(1,000)	(1,000)
Divestiture	—	(38,792)	(38,792)
Balance as of September 30, 2019	$535,853	$—	$535,853

Intangible assets consist of the following:

(In thousands)	September 30, 2019	December 31, 2018

Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,631	$1,410,497
Intangible assets with definite lives (Customer Relationships)	515,712	543,120
Less accumulated amortization (Customer Relationships)	(65,400)	(51,802)
Less accumulated impairment charges (Trademarks and Trade Names)	—	(600)
Intangible assets, net	$1,858,943	$1,901,215

Amortization expense was $5.8 million and $17.7 million for the three and nine months ended September 30, 2019, respectively, and $6.0 million and $18.0 million for the three and nine months ended September 30, 2018, respectively. The unamortized portion of customer relationships will be expensed over their remaining useful lives, from 19 to 23 years. The weighted-average amortization period as of September 30, 2019 for customer relationships was 20.0 years. The divestiture of the In-Store Bakery operations during the three months ended September 30, 2019 resulted in a $24.5 million reduction of intangible assets.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.    Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	September 30, 2019	December 31, 2018

Payroll, vacation and other compensation	$5,426	$6,104
Incentive compensation	7,355	3,261
Accrued interest	4,887	4,849
Workers compensation reserve	2,854	1,866
Self-insurance reserves	1,884	1,646
Current income taxes payable	135	411
Interest rate swap	848	—
	$23,389	$18,137

7. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations is as follows:

(In thousands)	September 30, 2019	December 31, 2018
Third Term Loan (4.4% as of September 30, 2019)
Principal	$976,372	$983,825
Unamortized debt premium and issuance costs	2,975	3,778
Total Third Term Loan	979,347	987,603
Financing lease obligations	—	401
Operating lease obligations	3,657	—
Total debt and lease obligations	983,004	988,004
Less: Current portion of long term debt and lease obligations	(10,166)	(11,268)
Long-term portion	$972,838	$976,736

8. Interest Rate Swap

To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and will be reduced by $100 million each year of the five-year contract. As of September 30, 2019 and September 30, 2018, the notional amount is $300 million and $400 million, respectively. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At September 30, 2019, the effective interest rate on the long-term debt hedged by this contract was 4.03%.
As of September 30, 2019 the fair value of the interest rate swap contract was a liability of $0.8 million reported within accrued expenses and other liabilities on the consolidated balance sheet. As of December 31, 2018 the fair value of the interest rate swap contract was an asset of $5.1 million reported within other assets, net on the consolidated balance sheet.The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves (Level 2).

9. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A stockholders for the period by the weighted average number of shares of Class A common stock outstanding for the period excluding non-vested share-based awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards including public and private placement warrants, restricted stock units and stock options.

Below are basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income attributable to Class A stockholders (in thousands)	$8,785	$7,941	$41,395	$51,064
Denominator:
Weighted-average Class A shares outstanding - basic	115,196,195	99,958,244	106,904,733	99,931,167
Dilutive effect of warrants	5,327,319	2,804,132	3,454,899	4,203,936
Dilutive effect of restricted stock units	599,381	200,704	444,735	164,148
Weighted-average shares outstanding - diluted	121,122,895	102,963,080	110,804,367	104,299,251

Net income per Class A share - basic	$0.08	$0.08	$0.39	$0.51

Net income per Class A share - diluted	$0.07	$0.08	$0.37	$0.49

For the three and nine months ended September 30, 2019 and 2018, stock options were excluded from the computation of diluted net income per share because the sum of the assumed proceeds from the awards’ exercise and unrecognized compensation expense was greater than the average market price of Class A common stock issuable upon exercise thereof.

Weighted average Class A shares outstanding reflect the weighted impact of the exchange of 11.5 million and 20.8 million Class B shares for Class A shares during the three and nine months ended September 30, 2019, respectively.

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
The Company’s estimated annual effective tax rate is 22.6% prior to taking into account any discrete items.  The effective tax rate was 22.0% and 18.9% for the three months ended September 30, 2019 and 2018, respectively, and 16.8% and 12.5% for the nine months ended September 30, 2019 and 2018, respectively.  The increase in the effective tax rate is primarily driven by Hostess Brands, Inc.’s increased ownership in Hostess Holdings.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Tax Receivable Agreement Obligations

The following table summarizes activity related to the Tax Receivable Agreement for the nine months ended September 30, 2019:

(In thousands)
Balance December 31, 2018	$69,063
Exchange of Class B units for Class A shares	68,143
Remeasurement due to change in estimated tax rate	(483)
Remeasurement due to change in estimated holding period of In-Store Bakery	1,779
Payments	(2,779)
Balance September 30, 2019	$135,723

As of September 30, 2019 the future expected payments under the tax receivable agreement are as follows:

2019	$1,400
2020	10,800
2021	7,200
2022	7,100
2023	7,300
Thereafter	101,923

12.    Commitments and Contingencies
In April 2019, the Company entered into a 6.5 year lease, with the option to renew for two additional five-year periods, for a distribution facility in Edgerton, Kansas. The lease term will commence upon completion of construction of the facility, which is expected to occur during the fourth quarter of 2019. During the initial lease term, average annual minimum lease payments are expected to be $2.3 million.
In June 2019, the Company entered into a nine year lease for office space for its marketing and category management groups in Chicago, Illinois. The lease can be terminated, at the Company’s option, after five years. The Company took possession of the property in the third quarter of 2019. Average annual minimum lease payments are expected to be $0.3 million.
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
13. Subsequent Events

On October 1, 2019, the Company refinanced its $976.4 million outstanding term loan and its $100 million revolving credit agreement extending the maturities to August 3, 2025 and August 3, 2024, respectively. Additionally, the interest rate margin on the Revolver was reduced from 3.00% - 3.50% per annum to 2.25% per annum. All other terms under the Third Term Loan and Revolver, including variable interest rates, required principal payments, collateralization and financial covenants, remain unchanged. The Company incurred costs of approximately $8 million in connection with the refinancing.

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

Overview

We are a leading United States packaged food company historically operating in two reportable segments: Sweet Baked Goods (“SBG”) and In-Store Bakery (“ISB”). Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended September 28, 2019, our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 19.2% per Nielsen’s U.S. SBG category data.

Factors Impacting Recent Results
Acquisition
On February 1, 2018, we acquired certain U.S. breakfast assets of Aryzta, LLC (Aryzta), which primarily included a bakery facility, inventory, and the Big Texas® and Cloverhill® brand names (collectively known as the “Cloverhill Business”). We acquired these assets to expand our product portfolio and to gain previously outsourced manufacturing capabilities for our existing product portfolio. Our consolidated statement of operations includes the operation of these assets from February 1, 2018 through September 30, 2019.
Divestiture
On August 30, 2019, the Company sold the In-Store Bakery (“ISB”) operations, including relevant trademarks and licensing agreements, to an unrelated party. The ISB operations provided products that were primarily sold in the in-store bakery section of U.S. retail channels. The Company divested the operations to focus more on future investment in areas of our business that better leverage our core competencies.

Operating Results

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net revenue	$227,211	$210,982	$691,009	$635,574
Gross profit	70,420	60,378	229,058	198,476
As a % of net revenue	31.0%	28.6%	33.1%	31.2%
Operating costs and expenses	$46,849	$36,685	$132,496	$107,263
Operating income	23,571	23,693	96,562	91,213
As a % of net revenue	10.4%	11.2%	14.0%	14.4%
Other expense	$9,813	$9,938	$31,637	$16,824
Income tax expense	3,029	2,603	10,915	9,315
Net income	10,729	11,152	54,010	65,074
Net income attributable to Class A stockholders	8,785	7,941	41,395	51,064

Earnings per Class A share:
Basic	$0.08	$0.08	$0.39	$0.51
Diluted	$0.07	$0.08	$0.37	$0.49

Results of Operations
Net Revenue
Net revenue for the three months ended September 30, 2019 was $227.2 million, an increase of 7.7%, or $16.2 million, compared to $211.0 million for the three months ended September 30, 2018. Excluding the ISB operations sold during the quarter, net revenue increased 9.2%. Sales of core Hostess® branded products, including Donettes® and CupCakes, continued to increase due to strong distribution and merchandising support across multiple sales channels. Sales of new Hostess® branded items, including Danishes, provided revenue growth, along with increased sales of Dolly Madison® branded products, leveraging the customer relationships from the Cloverhill Business acquisition. Net revenue also benefited from pricing actions implemented in late 2018. Consistent with our expectations, revenue growth was negatively impacted by the temporary shutdown of certain production lines to perform maintenance and operating enhancements.
Net revenue for the nine months ended September 30, 2019 increased 8.7%, or $55.4 million, compared to the nine months ended September 30, 2018. The increase was driven by sales volume in both our Hostess® and Dolly Madison® products and new breakfast products across multiple channels, including club and convenience. Net revenue also benefited from pricing actions implemented in late 2018.
Gross Profit
Gross profit for the three months ended September 30, 2019 was $70.4 million, or 31.0% of net revenue, compared to $60.4 million, or 28.6% of net revenue for the three months ended September 30, 2018. Gross margin increased as a result of previously announced favorable pricing actions, increased sales volume and operating cost efficiencies, partially offset by a shift in product mix.
Gross profit was $229.1 million, or 33.1% of net revenue, for the nine months ended September 30, 2019 compared to $198.5 million, or 31.2% of net revenue, for the nine months ended September 30, 2018. The increase was primarily attributable to increased sales volume and operating efficiencies.
Operating Costs and Expenses
Operating costs and expenses for the three months ended September 30, 2019 were $46.8 million, or 20.6% of net revenue, compared to $36.7 million, or 17.4% of net revenue for the three months ended September 30, 2018. These costs increased due to higher incentive compensation and additional corporate expenses incurred in connection with the relocation of our primary distribution facility and the category sales and marketing functions. Additionally, the sale of ISB resulted in higher operating costs related to transaction fees, a remeasurement of the tax receivable agreement and a loss on the sale. Professional service fees were also incurred in anticipation of refinancing of our term loan and revolver, which was finalized in October of 2019.
Operating costs and expenses for the nine months ended September 30, 2019 increased by 23.5% from $107.3 million to $132.5 million compared to the nine months ended September 30, 2018. In addition to the factors mentioned above, during the first quarter of 2019 we recognized a gain on the remeasurement of the tax receivable agreement of $1.8 million due to state apportionment changes.
Other Expense
Other expense for the three months ended September 30, 2019 was $9.8 million compared to $9.9 million for the three months ended September 30, 2018, in each case consisting primarily of interest expense. Interest expense on our Third Term Loan was $10.8 million and $10.0 million for the three months ended September 30, 2019 and 2018, respectively.
Other expense for the nine months ended September 30, 2019 was $31.6 million compared to $16.8 million for the nine months ended September 30, 2018, consisting of interest expense for each period and the gain on buyout of a portion of the tax receivable agreement in the nine months ended September 30, 2018. Interest expense on our Third Term Loan was $32.8 million and $29.1 million for the nine months ended September 30, 2019 and 2018, respectively.
Income Taxes
Our effective tax rate for the three months ended September 30, 2019 was 22.0% compared to 18.9% for the three months ended September 30, 2018. The increase in the effective tax rate is due to the Class B for Class A share exchanges in the second and third quarters of 2019. Subsequent to these exchanges, more income from Hostess Holdings, L.P. was allocated to Hostess Brands, Inc.
Our effective tax rate was an expense of 16.8% for the nine months ended September 30, 2019 compared to an expense of 12.5% for the nine months ended September 30, 2018. The increase in the effective tax rate is primarily driven by Hostess Brands, Inc.’s increased ownership in Hostess Holdings during 2019 as well as the tax impact of the $12.4 million gain on the buyout of a portion of the tax receivable agreement during 2018.

Segments

We have historically had two reportable segments: Sweet Baked Goods and In-Store Bakery. Sweet Baked Goods consists of fresh and frozen baked goods and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill® and Big Texas® brands. The In-Store Bakery segment consists of products, including Superior on Main® branded and private label products, sold through the in-store bakery section of grocery and club stores. We sold our In-Store Bakery operations on August 30, 2019.

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

Unaudited Segment Financial Data	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net revenue:
Sweet Baked Goods	$220,156	$201,693	$662,307	$605,223
In-Store Bakery	7,055	9,289	28,702	30,351
Net revenue	$227,211	$210,982	$691,009	$635,574

Gross profit:
Sweet Baked Goods	$68,804	$58,886	$222,872	$192,683
In-Store Bakery	1,616	1,492	6,186	5,793
Gross profit	$70,420	$60,378	$229,058	$198,476

Sweet Baked Goods net revenue for the three months ended September 30, 2019 grew $18.5 million, or 9.2%, from the three months ended September 30, 2018, driven by additional volume as well as price increases.
Sweet Baked Goods net revenue for the nine months ended September 30, 2019 increased $57.1 million, or 9.4%, from the nine months ended September 30, 2018. The increase in net revenue was primarily attributable to pricing actions and increases in sales volume.
Sweet Baked Goods gross profit for the three months ended September 30, 2019 was $68.8 million, or 31.3% of net revenue, compared to $58.9 million, or 29.2% of net revenue, for the three months ended September 30, 2018. The increase in gross profit was primarily the result of increased sales volumes and pricing actions and operating efficiencies.
Sweet Baked Goods gross profit for the nine months ended September 30, 2019 was $222.9 million, or 33.7% of net revenue compared to $192.7 million, or 31.8% of net revenue, for the nine months ended September 30, 2018. The increase was primarily attributed to increased sales volume, pricing actions and operating efficiencies.
In-Store Bakery net revenue for the three months ended September 30, 2019 decreased by $2.2 million, or 24.0% from the three months ended September 30, 2018 due to the August 2019 divestiture. Gross profit was $1.6 million, or 22.9% of net revenue for the three months ended September 30, 2019, compared to gross profit of $1.5 million, or 16.1% of net revenue for the three months ended September 30, 2018.
In-Store Bakery net revenue for the nine months ended September 30, 2019 decreased by $1.6 million, or 5.4% from the nine months ended September 30, 2018 due to the August 2019 divestiture. Gross profit was $6.2 million, or 21.6% of net revenue for the nine months ended September 30, 2019, compared to gross profit of $5.8 million, or 19.1% of net revenue for the nine months ended September 30, 2018.

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
We had working capital, excluding cash, as of September 30, 2019 and December 31, 2018 of $8.0 million and $12.0 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of September 30, 2019, we had approximately $96.4 million available for borrowing, net of letters of credit, under the Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2019 and 2018 were $107.4 million and $109.9 million, respectively. The decrease was attributable to the timing of customer receipts, partially offset by the timing of vendor payments and payments to customers related to trade programs.
Cash Flows from Investing Activities
Investing cash flows for the nine months ended September 30, 2019 were an inflow of $30.6 million as compared to an outflow for the nine months ended September 30, 2018 of $59.3 million. Cash flows from investing activities increased in 2019 due to the cash received from the divestiture of ISB in the third quarter of 2019 and the cash paid for the acquisition of the Cloverhill Business in 2018.
Cash Flows from Financing Activities
Cash flows used in financing activities were $17.5 million and $58.9 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease is primarily due to the $34.0 million payment to buy out a portion of the tax receivable agreement in 2018. We also paid lower distributions to the non-controlling interest, a partnership for income tax purposes, to cover income tax payments during 2019.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of September 30, 2019.
As of September 30, 2019, $976.4 million aggregate principal amount of the Third Term Loan was outstanding and letters of credit worth up to $3.6 million aggregate principal amount were available, reducing the amount available under the Revolver. As of September 30, 2019, we were in compliance with the covenants under the Third Term Loan and the Revolver.
On October 1, 2019, the Company refinanced its $976.4 million outstanding term loan and its $100 million revolving credit agreement extending the maturities to August 3, 2025 and August 3, 2024, respectively. The maturities of the term loan and revolver were extended to August 3, 2025 and August 3, 2024, respectively. Additionally, the interest rate margin on the revolver was reduced from between 3.00% and 3.50% per annum to 2.25% per annum. All other terms under the term loan and revolver, including variable interest rates, required principal payment, collateralization and financial covenants, remain unchanged.

Contractual Obligations and Commitments
In April 2019, we entered into a 6.5 year lease, with the option to renew for two additional five-year periods, for a distribution facility in Kansas. The lease term will commence upon completion of construction of the facility, which is expected to occur in the fourth quarter of 2019. During the initial lease term, average annual minimum lease payments are expected to be $2.3 million.
In June 2019, we entered into a nine year lease for space to house our new hub for marketing and category management in Chicago, IL. The lease can be terminated, at the option of the lessee, after five years.We took possession of the property in the third quarter. Average annual minimum lease payments are expected to be $0.3 million.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2019, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are involved from time to time in lawsuits, claims and proceedings arising in the ordinary course of business. These matters typically involve personnel and employment issues, personal injury, contract and other proceedings arising in the ordinary course of business. Although we do not expect the outcome of these matters to have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments or enter into settlements or claims that could materially impact our results.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 27, 2019. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on November 6, 2019.

HOSTESS BRANDS, INC.

By	/s/ Thomas Peterson
Thomas Peterson Executive Vice President, Chief Financial Officer