Form 10-K
period 2019-12-31
Hostess Brands, Inc.
filed 2020-02-26
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37540
HOSTESS BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware			47-4168492
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
7905 Quivira Road,	Lenexa,	KS	66215
(Address of principal executive offices)			(zip code)
(816) 701-4600
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Ticker Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value of $0.0001 per share	TWNK	The Nasdaq Stock Market LLC
56,499,790 Warrants, each exercisable for half share of Class A Common Stock	TWNKW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019, computed by reference to the closing price reported on the NASDAQ Capital Market on such date was $1,568,915,646 (108,650,668 shares at a closing price per share of $14.44).
Shares of Class A common stock outstanding - 123,186,308 shares at February 21, 2020
Shares of Class B common stock outstanding - 7,440,587 shares at February 21, 2020

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HOSTESS BRANDS, INC.
FORM 10-K
FOR THE YEAR ENDED December 31, 2019

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Annual Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified and discussed in Item 1A-Risk Factors in this Annual Report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion and analysis of our financial condition and results of operations included in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report.
Explanatory Note

Hostess Brands, Inc. (f/k/a Gores Holdings, Inc.) was originally incorporated in Delaware on June 1, 2015 as a special purpose acquisition company (“SPAC”), formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On August 19, 2015, Gores Holdings, Inc. consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“NASDAQ”).
On November 4, 2016 (the “Closing Date”), in a transaction referred to as the “Hostess Business Combination,” Gores Holdings, Inc. acquired a controlling interest in Hostess Holdings, L.P. (“Hostess Holdings”), an entity owned indirectly by C. Dean Metropoulos (the “Metropoulos Entities”) and certain equity funds managed by affiliates of Apollo Global Management, LLC (the “Apollo Funds” and, together with the Metropoulos Entities, the “Legacy Hostess Equityholders”). Hostess Holdings had acquired the Hostess® brand and certain strategic assets out of the bankruptcy liquidation proceedings of its prior owner (“Old Hostess”), free and clear of all past liabilities, in April 2013, and relaunched the Hostess® brand later that year.
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

PART I
Item 1. Business

Hostess - Who We Are

We are a leading packaged food company focused on developing, manufacturing, selling and distributing baked goods in North America. The Company produces a variety of new and classic treats including Hostess® CupCakes, Twinkies®, Donettes®, Ding Dongs®, and Zingers® in addition to Danishes, Honey Buns and Coffee Cakes. In January 2020, the Company acquired Voortman Cookies, Limited (“Voortman”), which produces a variety of cookies and wafer products, including sugar-free products under the Voortman® brand. Our strategic vision is to be an iconic branded baking company that builds brands and categories to delight our consumers and customers. We seek to leverage our differentiated core competencies of strong brand equity, continuous innovation, efficient manufacturing and distribution model, collaborative customer partnerships, and significant cash flows to drive profitable and sustainable growth by engaging consumers with our sweet baked goods while seeking opportunities in adjacent bakery categories.
We operate in the growing snacking market where indulgent, sweet snacking continues to be a top driver. Our brands represented 18.8% of the Sweet Baked Goods (“SBG”) category according to Nielsen total universe for the 52-weeks ended December 28, 2019. We believe our strong brand history and market position in the SBG category combined with our entrepreneurial spirit and scalable operating model provide a strong platform to execute our strategic initiatives.
We have invested significantly in retailer and consumer data analysis to identify distribution and pricing opportunities and in automated baking and packaging lines to enhance production efficiency. These investments, combined with our Direct-to-Warehouse (“DTW”) distribution model, have maintained our leading, premium brand position within the $6.8 billion U.S. SBG category and have increased our distribution channels, paving a path towards future sustainable, profitable growth.
Our DTW distribution model uses centralized distribution centers and common carriers to fill orders, with products generally delivered to our customers’ warehouses. This model has eliminated the need for Direct-Store-Delivery (“DSD”) routes and drivers, which allows us to expand our core distribution while gaining access to new channels (e.g., further penetration into convenience, drug store, dollar, foodservice, and cash & carry).
Brands and Products
Hostess® has been an iconic American brand for generations. In 2019, we celebrated our 100 year anniversary of the launch of our first CupCake. Our extensive portfolio of timeless and universally recognized names such as Twinkies®, HoHos® and Ding Dongs® evoke an emotional affinity with consumers that has the potential to be further unlocked through effective marketing and consumer-insight based innovation. We produce Hostess®, Dolly Madison®, Cloverhill® and Big Texas® branded products. Each brand targets different key markets and consumer needs. Additionally, we added the Voortman® brand to our portfolio in January 2020.

Our Growth Strategy
We are executing our growth strategy by strengthening our core Hostess® brand and expanding into adjacent categories through innovation and strong partnerships with our customers, leveraging our highly efficient and profitable business model and executing strategic acquisitions to accelerate growth, while effectively managing our capital structure.

Optimize the core Hostess Brand and expand into adjacent categories
We believe that we have maintained the Hostess® brand power and category awareness for over a century by satisfying consumers’ need for great-tasting sweet treats. We believe our portfolio of highly recognized products is synonymous with American snacking. We have established our leadership position in the SBG segment through the strength and quality of our products, developing and promoting a brand that unites our loyal consumer base and by pricing our products at a reasonable premium to other snacking alternatives.

We plan to capitalize on the strength of the Hostess® brand and our attractive retailer economics in order to drive growth by attracting new consumers and increasing the number of stores carrying our products. With the potential afforded by the extended reach of our DTW distribution model, our market share gains are expected to come from traditional channels (“core expansion”) through our investment in quality, targeted marketing, product renovation and a focus on our most effective brands and SKUs.
Our brand strategy, combined with investments in highly effective marketing and brand-building, has resulted in what we believe to be one of the strongest brand equities in snacking. By expanding points of distribution and increasing SKU assortments, we plan to continue top line growth in the future. Our top three products (Donettes®, Twinkies® and CupCakes) have all commodity volume (“ACV”) distribution rates in core channels that are significantly higher than the average rate achieved by other products in our portfolio (based on Nielsen 52-weeks ending December 28, 2019). These high levels are directly correlated to our focused approach on our strategic initiatives. By applying this tailored and focused approach to our other existing product lines, we will work with retailers to expand the average number of SKUs offered and attempt to reduce distribution gaps. The average number of our products selling at core retailers today is approximately 23 items.
Innovation is key to fueling our growth. We are devoted to maintaining our iconic brands while contemporizing them in order to stay relevant with our consumer base and attract new consumers. We believe that to support our premium position, we must continually evolve with changing consumer preferences and trends. We are focused on continuing to innovate and expand our core products by launching new flavors of iconic products to leverage the brand’s power and drive incremental revenue and profit.The success of our product innovation is in part driven by understanding consumer preferences, providing awareness and trials by partnering with our customers, all while maintaining our iconic brands and product quality.

We are driving incremental growth in the Hostess® brand through extensions of our core products and limited time offerings. During 2019, we had great success with our Birthday CupCake. Originally created as a limited time offering to celebrate our 100 year anniversary, it was quickly added to our core product portfolio due to high consumer demand. The Birthday CupCake is now our #2 selling CupCake flavor. New products such as Triple Chocolate Brownies and Totally Nutty® expand the Hostess® brand into new consumer segments. Fun seasonable items such as Baseball CupCakes, Mint Chocolate Twinkies as well as other limited time offerings tied to cultural trends such as Unicorn CupCakes and Fruitfetti Donettes®, continue to engage our target consumers and provide a fresh perspective to the brand.
During 2019, the breakfast sub-category also provided a significant opportunity for us to expand our total share of the SBG category. This sub-category represents approximately 52% of the $6.8 billion SBG category according to Nielsen U.S. total universe for the 52-weeks ended December 28, 2019. According to a January 2019 study by Mintel, breakfast was one of the top consumer snacking opportunities. These consumption trends play to our strengths as our products conveniently come packaged in both single-serve and multipack varieties. The acquisition of the Cloverhill® Business in 2018 enabled us to leverage our existing platform and to expand our breakfast capabilities in this significant consumer segment. In 2019, we launched our new Hostess® Cinnamon Rolls, Danishes and Jumbo Donettes®. We also launched additional pack-types for our classic breakfast treats, such as the snack size Donettes®, which are addressing consumer needs for on the go products.
We continue to launch new partnerships and enter into licensing agreements to leverage our iconic brands. During 2019, we partnered with other consumer packaged goods companies to bring our iconic brands and flavor profiles to various products, including coffee and breakfast cereal. Our products are also distributed by third parties internationally, including products packed specifically for Mexico, the United Kingdom and Canada. Our products are also sold on various e-commerce platforms.
We understand the need to continually evolve while maintaining the traditional offerings our loyal consumer base has come to know and love. We continue to invest in new product development and building our long-term pipeline, leveraging our innovation pipeline and commercialization process to bring new products to market in a timely fashion.
Leverage highly efficient and profitable business model
When we relaunched the Company, we set out to disrupt the status quo business model of the SBG category. We established our innovative DTW distribution model and heavily invested in our bakeries, which has resulted in energy, labor and time savings, along with the ability to produce quality products. These investments also paved the way for new product innovation.
The DTW model uses centralized distribution centers and common carriers. During 2019, we entered into a lease for a new primary distribution center and successfully transitioned a significant portion of the shipments of our products to the new facility in Kansas. Our former primary distribution center was managed by a third party provider, while our new distribution center will be managed internally. This in-sourcing has improved visibility and control of this key component of our operating model. We continue to utilize other smaller distribution centers that are owned and operated by third parties for select products. The distribution centers are able to fill customer orders and reduce inventory on-hand as a result of this centralized consolidation of inventory. Products are delivered to customers’ warehouses from the distribution centers using common carriers. A small number of our customers pick up their orders directly from our distribution centers.
The DTW model is enabled by our extended shelf life (“ESL”) technology. As a result of our DTW model, we do not keep a significant backlog of finished goods inventory, as our bakery products are promptly shipped to our distribution centers after being produced. Some of our products are shipped frozen at the request of certain retailers.
We believe our DTW distribution model has created a substantial whitespace opportunity. We have greater access to convenience, drug and dollar stores. Distributing to these channels under a DSD model can be inefficient due to small average drop size. Historically, DSD snack cake companies have competed with candy and tobacco companies for distribution; however, our DTW model has enabled us to partner with these third-party distributors who can profitably penetrate both the convenience store and drug store channels and who are looking for opportunities to gain share in the SBG category. In 2019, convenience and drug stores accounted for 31.5% of our net revenues. We have established a strong presence and market share in the convenience and drug channels and are focused on continuously expanding coverage. These partnerships further expand our distribution reach in a highly efficient manner, and we believe they will add to our growth potential going forward.
We have a tailored channel based go-to-market model that demonstrates key capabilities for growth. We continue to invest in data capabilities, which enables focus on store-level compliance and growth opportunities with our Hostess Partner Program (“HPP”). We also have a unique consortium retail merchandising approach where we partner with brokers to drive in-store performance at lower costs.
We believe that impulse purchase decisions are another fundamental driver of retail sales of our products, which makes prominent in-store placement an essential growth lever. The DTW and centralized distribution model provide us with a competitive advantage through the ability to utilize retail-ready corrugate displays. These pre-built displays are visually impactful, produced economically, and require minimal in-store labor to assemble or load, thus providing cost-efficient display vehicles that benefit both us and the retailer. Preloaded displays also allow us full control over our brand marketing, which allows us to execute retailer-wide campaigns regionally or nationally in a consistent manner, providing a unique competitive advantage across the entire SBG category, which is predominantly DSD-served.
Our business model is supported by cost-advantaged manufacturing and distribution, expanded channel/retail store reach and enhanced in-store merchandising capabilities, and offers our retail partners attractive margins that incentivize further distribution of our products.
We have continued to invest in the business since the re-launch in 2013 and anticipate continued investment in the business to further our strategic initiatives. Our disciplined capital investment focus will be on operational capabilities that directly support or expand our growth and innovation with strong return on investment metrics. Further, we anticipate continued investment in automation, which allows for improved product quality, consistency and efficiency.
Platform for acquisitions
We have a solid platform for growth through acquisitions. Within the fragmented consumer packaged goods market, the opportunity exists to drive value creation through acquisitions by leveraging our brand, infrastructure and performance-driven management culture. We are committed to seeking-out opportunities that add new capabilities to our already broad offerings.
The 2018 acquisition and integration of the Cloverhill® business in Chicago, Illinois, is another example where we are leveraging our warehouse model and expanding our breakfast capabilities. The transformation and significant capital investment we have made in this facility have provided us with a platform to leverage our brand in the breakfast sub-category. Net revenue from the sale of Hostess® products through the club channel increased 44.7% from the prior year, demonstrating our ability to leverage customer relationships acquired from the Cloverhill® business to drive sales in our core product portfolio.
On August 30, 2019, we sold the In-Store Bakery operations in order to provide more focus on future investments in areas of our business that better leverage our core competencies. We sold the In-Store Bakery operations for $65.0 million, subject to post-closing adjustments.
The acquisition of Voortman in January 2020 diversifies and expands our product offerings and manufacturing capabilities in the attractive, adjacent $7.8 billion cookie category based on Nielsen data as of December 28, 2019. The Voortman® brand and its unique product offerings have the #1 share of the sugar-free and wafer segments within this category. The acquisition also leverages our broad customer reach and lean and agile business model. The combined company expects to realize additional benefits of scale via sharing established, efficient infrastructure and strengthening of collaborative retail partnerships in the United States and Canada. We expect the transaction to deliver on key growth opportunities while achieving significant cost synergies within the first 12 - 18 months following the close of the transaction.
As we explore other opportunities, we will consider our ability to leverage our existing brands or reinvigorate acquired brands within the snacking category. We will also consider our ability to integrate acquisitions with our existing business and the opportunities to generate synergies through leveraging of our existing assets and warehouse model. We believe our scale, access to capital and management experience will allow us to consider acquisitions in the future and to efficiently integrate them.
The Category: Large and Attractive
The average American is snacking 3-5 times per day and the larger snacking market is expected to grow by 20% between 2018 and 2022 according to Mintel. The U.S. SBG category is one of the largest categories within the broader U.S. Total Snack category, with estimated retail sales of $6.8 billion in 2019 according to the Nielsen U.S. total universe for the 52-weeks ended December 28, 2019. The SBG category includes breakfast items (e.g., donuts, breakfast danishes, and muffins) and all-day snacking items (e.g., snack cakes, pies, bars, brownies, blondies, and cookies). With a January 2019 Mintel study showing that flavor is the most important snacking attribute to consumers and the number one reason for snacking is to “satisfy a craving or treat myself”, our product portfolio is well positioned to benefit from these broader snacking trends.
During 2019, point of sale for our combined brands grew 77.6 million representing 60.3% of total SBG category growth. Our combined brands represented 18.8% share of the SBG category during 2019, which represents an opportunity for continued growth in comparison to 22.8% share prior to the Hostess® brands hiatus from 2012 to 2013.
Competitive landscape
Hostess® is the #2 brand in the U.S. SBG category. The top three brands, Hostess, Little Debbie, and Entenmann's account for 62% of the SBG retail sales according to Nielsen, while the rest of the category remains fairly fragmented. With limited private label penetration in the category, consumers have shown a strong preference for trusted brands within the SBG category. The leading positions are solidified through extensive product portfolios, strong brand awareness, established distribution capabilities and long-standing relationships with critical high-volume retailers. Furthermore, high levels of capital investment are required to establish manufacturing and distribution capabilities of meaningful scale, providing additional barriers to entry.
We face competition from other brands, large national bakeries, smaller regional operators and supermarket chains with their own private label brands. The key competitive factors in the industry include product quality, price, customer service, brand recognition and loyalty, promotional activities, access to retail outlets, sufficient shelf-space and ability to identify and satisfy consumer preferences. Some of our largest national competitors include Flowers Foods, Inc., Grupo Bimbo, S.A. and McKee Foods Corporation. In addition, we also compete with regional sweet goods branded manufacturers and other companies that produce cookies, candies and other sweet snacks. At times, we experience pricing pressure in certain of our markets from competitor promotions and other pricing practices. However, we believe our brand recognition, product quality and innovation have generated consumer loyalty to many of our products which helps mitigate this impact.
Seasonality
Sweet baked goods revenues tend to be moderately seasonal, with declines during the early winter period, which we believe are attributable to altered consumption patterns during the holiday season. We expect this trend to continue to be applicable to our business. We strive to mitigate the seasonality by running certain targeted promotional campaigns.

Production
We have a lean, agile and scalable model that delivers quality results. We produce our products at five bakeries located in Emporia, Kansas; Columbus, Georgia; Indianapolis, Indiana; Chicago, Illinois; and our newly acquired bakery in Canada. Our state of the art auto-bake technologies have resulted in significant energy, labor and time savings. The technology provides fully-automated industrial baking ovens and systems, combining cost efficient, compact and continuous baking solutions that can be custom configured. We have also invested in equipment that fully-automates the packaging process (from wrapping to palletizing). A portion of our products are manufactured and packaged by third parties under our brands and distributed through our facilities.
Raw Materials
Our principal raw materials are flour, sweeteners, edible oils and compound coating, as well as corrugate and films used to package our products. We utilize various buying strategies to lock in prices for certain raw materials and packaging to reduce the impact of commodity price fluctuations. In addition, we are dependent on natural gas as fuel for firing our ovens. Our third-party common carriers use gasoline and diesel as fuel for their trucks.
We have strategic, long-term relationships with our key suppliers for our raw materials and packaging that help leverage our buying power. While the cost of some raw materials has, and may continue to increase or decrease over time, we believe that we will be able to purchase an adequate supply of raw materials as needed. We also sole source certain raw materials. We have multiple vendors that meet our supply requirements for the sole sourced materials, except in the case of certain enzymes used in our ESL technology. With respect to the enzymes, we continue to evaluate other sources in order to maintain business continuity and flexibility.
Customers
Our top 10 customers in 2019 accounted for 62.3% of total net revenue. During 2019, our largest customer, Wal-Mart and related entities, represented 23.6% of our net revenue. No other customer accounted for more than 10% of 2019 net revenue. The loss of, or a material negative change in, our relationship with Wal-Mart or any of our other top 10 customers could have a material adverse effect on our business. Our customers include mass merchandisers, supermarkets and other retailers and distributors, convenience, drug and dollar stores.
Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered Hostess®, Dolly Madison®, Cloverhill®, and Big Texas® and Voortman® brand trademarks and our sub-brand trademarks, including Twinkies®, Ding Dongs®, Ho Hos®, Zingers®, Sno Balls®, and Donettes®, are valuable assets that we believe reinforce our consumers’ favorable perception of our products. This value provides us the opportunity to sell our products at premium price points and pursue licensing opportunities.
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
Experienced Team
The Company’s culture is an integral part of our strategy, built on entrepreneurship, innovation, collaboration and a competitive spirit. Embodying these tenets is a strong and experienced management team, led by Andy Callahan, our President and Chief Executive Officer. Members of the management team have extensive experience in the consumer packaged goods industry across the sales, operations, marketing, legal and finance disciplines.
Our management team is complemented by an experienced Board of Directors, all of whom have senior executive leadership and bring with them extensive consumer products knowledge. Our board members and management include:

Board of Directors:	Management:
Andy P. Callahan, Director	Andy P. Callahan, President and Chief Executive Officer
C. Dean Metropoulos, Chairman	Brian T. Purcell, Executive Vice President, Chief Financial Officer
Craig D. Steeneck, Director	Michael J. Cramer, Executive Vice President, Chief Administrative Officer
Gretchen R. Crist, Director	Andrew W. Jacobs, Executive Vice President, Chief Operating Officer
Ioannis Skoufalos, Director	Thomas A. Peterson, Executive Vice President, Strategy and M&A
Jerry D.Kaminski, Director	John L. Kalal, Senior Vice President of Bakery Operations and Supply Chain
Laurence D. Bodner, Director	Chad S. Lusk, Senior Vice President, Chief Marketing Officer
Darryl P. Riley, Senior Vice President of Quality, Food Safety and R&D
Jolyn J. Sebree, Senior Vice President, General Counsel and Secretary
Robert C. Weber, Senior Vice President, Chief Human Resources Officer

A detailed biography of each of our board members and key management team members can be found at www.hostessbrands.com. Unless expressly stated otherwise, the information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.

As of December 31, 2019, we employed approximately 2,000 people. Of our total workforce, approximately 81% were located at our bakery facilities. The remaining workers comprised functions including operations management, sales and supply chain, among other corporate functions. We have entered into collective bargaining agreements with the local unions of the Bakery, Confectionery, Tobacco Workers and Grain Millers Union in Indianapolis, Indiana and Columbus, Georgia, AFL-CIO and the Chemical Production Workers Union Local No. 30 in Chicago, Illinois. Approximately 901 employees are covered by these collective bargaining agreements. We consider our relations with employees to be good and have not experienced a strike or significant work stoppage.
Employee Safety and Environmental Sustainability
We are committed to keeping our employees safe, protecting the environment and providing developmental opportunities for our employees. We endeavor to be a company of energized people and to be a good corporate citizen.
Our goal is to create a higher standard of living and quality of life for our employees and our communities. We believe new automation, safety investments and behavioral safety training have resulted in higher employee engagement and lower workers’ compensation costs. We meet periodically with local and state leaders to discuss business planning and ways to become a better community partner with educational, municipal and regulatory agencies. We promote participation in charitable organizations and make philanthropic donations in the communities where we operate. We also routinely donate a portion of our excess production to food banks in areas where we operate.
Available Information
This discussion of the business should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, the information set forth under the headings “Forward Looking Statements,” and “Introduction” in the MD&A and the segment and geographic information included in Item 8, Financial Statements and Supplementary Data - Note 6. Segment Reporting are incorporated herein by reference in partial response to this Item 1.
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
We consider our intellectual property rights, including our trademarks, trade names, copyrights, trade secrets and trade dress, to be a significant and valuable part of our business. We attempt to protect our intellectual property rights by taking advantage of a combination of applicable laws, registrations of our intellectual property, third-party agreements (including non-disclosures, assignments, distribution and/or manufacturing, licenses, consents and co-existence) and policing and enforcement of third-party misuse or infringement of our intellectual property. Our failure to obtain or adequately protect our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business. In addition, third-party claims of intellectual property infringement might require us to pay monetary damages or enter into costly license agreements. We also may be subject to injunctions against development and sale of certain of our products.
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
Our results will depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. However, our ability to do so may be limited by our inability to secure additional shelf, display, or other retail space for our products. Retail space for sweet baked goods is limited and subject to competitive and other pressures, and there can be no assurance that retail operators will provide us sufficient space for our products to enable us to meet our growth objectives. If we are unable to maintain or increase our retail space we could experience an adverse impact on our product sales, financial condition and operating results.

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
If we do not successfully integrate and manage our acquired businesses or brands, our operating results may be adversely affected.
From time to time, we acquire businesses or brands to expand our product portfolio and distribution, including Voortman, which was acquired in January of 2020. We may incur unforeseen liabilities and obligations in connection with the acquisition, integration, or management of the acquired businesses or brands and may encounter unexpected difficulties and costs in integrating them into our operating and internal control structures. We may also experience delays in extending our internal control over financial reporting to a newly acquired business, which may increase the risk of failure to prevent misstatements in their financial records and in our consolidated financial statements. Our financial performance depends in large part on how well we can manage and improve the performance of acquired businesses or brands. We cannot assure you, however, that we will be able to achieve our strategic and financial objectives for such acquisitions. If we are unable to achieve such objectives, our financial condition and operating results could be negatively affected.
We may be unable to drive revenue growth in our key products or add products that are faster-growing and more profitable.
The SBG industry’s overall growth is linked to population growth. Our future results will depend on our ability to drive revenue growth in our key products. Because our operations are concentrated in North America where growth in the SBG industry has been moderate, our success also depends in part on our ability to enhance our portfolio by adding innovative new products. There can be no assurance that new products will find widespread acceptance among consumers. Our failure to drive revenue growth in our key products or develop innovative new products could materially and adversely affect our profitability, financial condition and operating results.
The cost to manufacture our products is subject to pricing volatility.
We purchase and use large quantities of commodities, including flour, sweeteners, edible oils and compound coating to manufacture our products. In addition, we purchase and use significant quantities of corrugate and films to package our products.
Prices for commodities, energy, transportation and other inputs are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, currency fluctuations, severe weather, the potential effects of climate change, consumer, industrial or investment demand, and changes in regulatory, trade, alternative energy, or agricultural policies. Rising commodity, energy, transportation and other input costs could materially and adversely affect our cost of operations, which could materially and adversely affect our financial condition and operating results.
We monitor our exposure to commodity prices as an integral part of our overall risk management program, and seek to utilize forward buying strategies through short-term and long-term advance purchase contracts, to lock in prices for certain high-volume raw materials, packaging components and fuel inputs. These strategies, however, may not protect us from increases in specific raw materials costs.
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
We have several large customers that account for a significant portion of our sales. Wal-Mart together with its affiliates is our largest customer and represented approximately 23.6% of our net revenue for the year ended December 31, 2019. Cumulatively, including Wal-Mart, our top ten customers accounted for 62.3% of total net revenue for the year ended December 31, 2019.
We do not have long-term supply contracts with any of our major customers. The loss of one or more major customers, a material reduction in sales to these customers for any reason, including but not limited to a significant business interruption of our customers’ operations or our inability to forecast demand and plan production to fulfill customer orders would result in a decrease in our product sales, financial condition and operating results.
Our geographic focus makes us particularly vulnerable to economic and other events and trends in the United States.
We operate in North America and are particularly susceptible to adverse United States regulations, trade policies, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of our key ingredients, and other adverse events. The concentration of our businesses in North America could present challenges and may increase the likelihood that an adverse event in the United States would materially and adversely affect our product sales, financial condition and operating results.
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
Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our employees are paid at rates set above, but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially and adversely affect our business, financial condition and operating results.
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
Approximately 44% of our employees, as of December 31, 2019, are covered by collective bargaining agreements and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or operating results. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
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
Factors that are hard to predict or beyond our control, like weather, natural disasters, the potential effects of climate change, fire, explosions, terrorism, political unrest, generalized labor unrest or health pandemics could damage or disrupt our operations. In addition, our operations could be disrupted by one or more material equipment failures. We do not have significant redundant operating equipment to allow for such disruptions. Accordingly, if we do not effectively respond to disruptions in our operations, for example, by replacing capacity at our manufacturing locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers’ confidence, and long-term consumer demand for our products could decline. These events could materially and adversely affect our product sales, financial condition and operating results.
We rely on third parties for services related to sales, marketing and distribution.
We utilize third-party sales and marketing services and common carriers to execute order fulfillment for the majority of our products. While these services have increased our market penetration and expanded our distribution reach, we are dependent upon these third parties to effectively market, sell and distribute our products. We do not have long-term contracts with any of these third-party service providers. Accordingly, any termination by a third-party provider of their services to us, or any failure by these third parties to perform their obligations to us, would have a material adverse impact on our business and operating results.
We may not successfully identify or complete strategic acquisitions, alliances, divestitures or joint ventures.
From time to time, we may evaluate acquisition candidates, alliances or joint ventures that may strategically fit our business objectives, or we may consider divesting businesses that do not meet our strategic objectives, growth or profitability targets. These activities may present financial, managerial, and operational risks, including, but not limited to, diversion of management’s attention from existing core businesses. In addition, to the extent we undertake acquisitions, alliances or joint ventures or other developments outside our core geography or in new categories, we may face additional risks related to such developments. For example, the acquisition of Voortman in January 2020 creates new exposure to Canadian regulatory, market and currency exchange risks. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.
Unsuccessful implementation of business strategies to reduce costs may adversely affect our business, financial conditions, results of operations and cash flows.
Many of our costs, such as freight, raw materials and energy, are subject to factors outstide of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, our business, financial condition, results of operations and cash flows may be adversely impacted. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our business, financial condition, results of operations and cash flows may be adversely affected.
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
We seek to comply with applicable regulations through a combination of employing internal personnel to ensure quality-assurance compliance and contracting with third-party laboratories that conduct analysis of products for the nutritional-labeling requirements. Compliance with regulations is costly and time-consuming. Failure to comply with applicable laws and regulations or maintain permits and licenses relating to our operations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions or suspensions or revocations of our registration, permits or licenses, which could result in increased operating costs resulting in a material adverse effect on our business, financial condition, and operating results.
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
In addition, the United States has imposed new nutrition labeling regulations that require food manufacturers to declare the quantity of added sugar, as well as update serving sizes and labeling requirements for certain package sizes. As we continue to transition our packaging to comply with the new requirements by July 1, 2020, our new product labeling may impact the consumption and public perception of our products.
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
We are subject to income taxes in the United States and Canada, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; and
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
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
The efficient operation of our business depends on our information technology systems, most of which are managed by third-party service providers. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and operating results to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, the potential effects of climate change, power outages, systems failures, security breaches, cyber-attacks and viruses. Any such damage or interruption could have a material adverse effect on our business.
We continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, and other events that could have a security impact. We invest to protect our data and business processes against risk of data security breach and cyber-attacks. We believe our security processes provide adequate measures of protection against security breaches. Nevertheless, despite continued vigilance in these areas, disruptions in information technology systems, including unauthorized use of data, are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber-attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our operations, our employees and those with whom we do business. This in turn could have a negative impact on our financial condition and results or operations.
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
We are highly leveraged. As of December 31, 2019, our total balance on long term debt, excluding deferred financing charges, discount, premium, and lease obligations, was approximately $973.9 million. Our high degree of leverage could have important consequences, including:
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities or to pay dividends;
•exposing us to the risk of increased interest rates because the portion of our borrowings not hedged by swap agreements are subject to variable rates;
•making it more difficult for us to make payments on our indebtedness;
•increasing our vulnerability to general economic and industry conditions;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•subjecting us to restrictive covenants that may limit our flexibility in operating our business;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
•placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Despite our significant leverage, we may be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.

Changes in interest rates may adversely affect our earnings and/or cash flows.
Our term loan and revolving line of credit bear interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our credit agreement provides for successor base rates, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. We work to reduce our exposure to LIBOR through swap contracts which effectively fix a portion of our variable-rate interest payments. If LIBOR ceases to exist, we may need to amend our credit agreement and swap contracts. As a result, our interest expense may increase, and our available cash flow may be adversely affected.

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
In January 2018, we entered into an agreement to terminate all future payment obligations to one of the counterparties in exchange for a payment of $34.0 million. Subsequent to the agreement, we will now retain a greater portion of the net cash tax savings related to tax attributes subject to the Tax Receivable Agreement.

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
There may be a large number of shares of Class A common stock sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of February 21, 2020, the Metropoulos Entities held approximately 6% of our common stock, including 100% of our Class B common stock. All such shares of Class A common stock held by or obtainable in exchange for Class B common stock and Class B units held by the Metropoulos Entities have been registered for resale under the Securities Act pursuant to a shelf registration statement filed in 2016.
We have approximately 123,186,308 shares of Class A common stock outstanding as of February 21, 2020. There are also remaining registered shares of Class A common stock that we may issue under the Hostess Brands, Inc. 2016 Equity Incentive Plan, which shares may be freely sold in the public market upon issuance, subject to compliance with stock ownership guidelines and volume limitations applicable to affiliates.
In addition, as of December 31, 2019, there were 48,453,154 public warrants and 8,046,636 private warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock.
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
Our quarterly operating results may fluctuate significantly because of seasonality and several other factors, including:
•labor availability and costs for hourly and management personnel;
•profitability of our products, especially in new markets and due to seasonal fluctuations;
•changes in interest rates;
•impairment of long-lived assets;
•macroeconomic conditions, both nationally and locally;
•disruption in production by us or a co-manufacturer;
•negative publicity relating to products we sell;
•changes in consumer preferences and competitive conditions;
•expansion to new markets;
•fluctuations in commodity prices; and
•actions by our competitors (e.g., pricing promotions).

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
Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the right of our board to elect a director to fill a vacancy created by the expansion of our board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, we operated the following facilities, supporting our Sweet Baked Goods reporting segment's operations, as shown in the chart below.

Type	Location	Owned/Leased	Size (Sq. Ft.)
Bakery	Emporia, Kansas	Owned	278,500
Bakery	Columbus, Georgia	Leased(1)	313,700
Bakery	Indianapolis, Indiana	Owned	195,000
Bakery	Chicago, Illinois	Owned	137,000
Distribution Center	Chicago, Illinois	Leased	64,816
Third-Party Warehouse	Chicago, Illinois	Other(2)	—
Distribution Center	Shorewood, Illinois	Leased	507,187
Third-Party Warehouse	Carthage, Missouri	Other(2)	—
Third-Party Warehouse	Hobart, Indiana	Other(2)	—
Distribution Center	Edgerton, Kansas	Leased	765,000
Distribution Center	Emporia, Kansas	Leased	24,112
Commercial Office Space	Chicago, Illinois	Leased	9,325
Corporate Headquarters	Lenexa, Kansas	Owned	50,200

(1) The Columbus, GA facility is available for the purchase amount of $100.
(2) Variable usage fees are charged on a per-pallet basis.

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

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 15. Commitments and Contingencies to the consolidated financial statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock and warrants are currently quoted on NASDAQ under the symbols “TWNK” and “TWNKW,” respectively.
As of February 21, 2020, there were approximately 6 stockholders of record of our Class A common stock and 9 stockholders of record of our Class B common stock.
We currently do not pay dividends and have not paid any cash dividends on our common stock to date.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in column (A))
Equity Compensation Plans approved by stockholders	2,699,721	(1)	$13.35	(2)	3,490,775	(3)
Equity Compensation Plans not approved by stockholders	—		—		—
Total	2,699,721		$13.35		3,490,775
(1)Consists of shares subject to outstanding stock options, restricted stock units and performance restricted stock units under the Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), some of which are vested and some of which remain subject to the vesting and/or performance criteria relating to the respective equity award.
(2)Represents the weighted average exercise price of 1,717,671 stock options and excludes the impact of 982,050 shares of restricted stock units for which no exercise price is payable.
(3)Consists of shares available for future issuance under the 2016 Plan.
For additional information, refer to Item 11 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
The Metropoulos Entities may exchange the Class B units in Hostess Holdings, together with shares of Class B common stock for shares of our Class A common stock on a one-for-one basis. Other than any shares of Class A common stock issued in such exchanges, we did not issue any equity securities without registration during the period covered by this annual report on Form 10-K.
Issuer Purchase of Equity Securities
The Company did not have any repurchases of common stock for the year ended December 31, 2019.

Warrants
As of December 31, 2019, there were 48,453,154 public warrants and 8,046,636 private warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable on December 4, 2016 and expire five years after that date or earlier upon redemption or liquidation. The Company may redeem the outstanding public warrants at a price $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. The private warrants were registered with the SEC for future potential sales to the public. When sold to the public, the private placement warrants will become public warrants.
Performance Graph
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing. The following stock performance graph compares, for the period November 30, 2015 (the first day our common stock was traded following our initial public offering) through December 31, 2019 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) the Company’s common stock, (2) the Standard & Poor’s 500 and (3) the Standard & Poor’s 1500 Packaged Foods and Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on November 30, 2015 and assumes reinvestment of any dividends. The stock price performance below is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
200
150
100
50
0
Index Value
11/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/30/16
03/31/17
06/30/17
09/29/17
12/29/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
Period Ending
S&P 500
Hostess Brands, Inc.
S&P 1500 Packaged Food & Meats

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data for the last five years. The selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

As a result of the Hostess Business Combination on November 4, 2016, Hostess Brands, Inc. is the acquirer for accounting purposes and Hostess Holdings is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Hostess Holdings as “Predecessor” for periods prior to the Closing Date and, for periods after the Closing Date, includes Hostess Brands, Inc., including the consolidation of Hostess Holdings as “Successor”. Our selected financial data below under the headings “2019 (Successor)”, “2018 (Successor)”, “2017 (Successor)” and “2015 (Predecessor)” are as of December 31 or for the year then ended, as applicable. The selected financial data presented under the heading “2016 (Successor)” are as of December 31, 2016 or for the period November 4, 2016 to December 31, 2016, as applicable, and the “2016 (Predecessor)” data are for the period January 1, 2016 to November 3, 2016.

(In thousands except for per share data)	2019 (1)	2018 (2)	2017 (3)	2016 (4)		2015
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statements of operations:
Net revenue	$907,675	$850,389	$776,188	$111,998	$615,588	$620,815
Gross profit	299,834	267,277	326,898	38,714	266,529	262,203
Net income (loss)	77,565	81,426	258,108	(8,485)	60,425	88,760
Basic earnings (loss) per share (5)	0.57	0.63	2.26	(0.05)
Diluted earnings (loss) per share (5)	0.55	0.61	2.13	(0.05)
Balance sheet:
Total assets (6)	3,097,701	3,010,713	2,966,275	2,847,892		613,871
Long-term debt and lease obligations (6)	987,288	988,004	999,188	1,004,870		1,202,917
Liquidity:
Capital expenditures (7)	35,536	53,748	36,383	7,627	31,477	27,252
Notes to the selected financial data:
1.During the year ended December 31, 2019, we divested our In-Store Bakery business. Also during the year, we recognized a $7.1 million gain on the valuation of a foreign currency contract purchased in anticipation of the purchase of Voortman in January of 2020.
2.During the year ended December 31, 2018, we entered into an agreement to buyout a counterparty’s rights to all current and future tax savings under the tax receivable agreement entered into in connection with the Hostess Business Combination (the “Tax Receivable Agreement”) in exchange for a $34.0 million cash payment, resulting in a gain of $12.4 million. We also acquired the Cloverhill Business in February 2018.
3.During the year ended December 31, 2017, we recognized a gain of $161.5 million related to the remeasurement of deferred tax items and the Tax Receivable Agreement primarily due to enacted tax laws referred to as “Tax Reform”.
4. 2016 Predecessor and Successor financial results reflect certain transactions related to the Hostess Business Combination, including business combination costs of $31.8 million in the Predecessor Period and stock compensation expense of $26.4 million in the Successor Period. We also completed the acquisition of Superior in May of 2016.
5.Earnings per basic and diluted share is not presented for the Predecessor, which is a partnership.
6.Balance sheet information is not provided for the 2016 Predecessor period.
7.Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or accrued during the period.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Adjusted gross profit, adjusted net income, adjusted EBITDA and adjusted EPS collectively referred to as “Non-GAAP Financial Measures,” are commonly used in the Company's industry and should not be construed as an alternative to gross profit, net income or earnings per share as indicators of operating performance (as determined in accordance with GAAP). These Non-GAAP Financial Measures may not be comparable to similarly titled measures reported by other companies. The Company has included these Non-GAAP Financial Measures because it believes the measures provide management and investors with additional information to measure the Company's performance, estimate the Company's value and evaluate the Company's ability to service debt.
Non-GAAP Financial Measures are adjusted to exclude certain items that affect comparability. The adjustments are itemized in the tables below. You are encouraged to evaluate these adjustments and the reason the Company considers them appropriate for supplemental analysis. In evaluating adjustments, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of the adjustments set forth below. The presentation of Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or recurring items.
The Company defines adjusted EBITDA as net income adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization, (iii) income taxes and (iv) share-based compensation, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company's results as reported under GAAP. For example, adjusted EBITDA:
•does not reflect the Company's capital expenditures, future requirements for capital expenditures or contractual commitments;
•does not reflect changes in, or cash requirements for, the Company's working capital needs;
•does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company's debt; and
•does not reflect payments related to income taxes, the Tax Receivable Agreement or distributions to the non-controlling interest to reimburse its tax liability.

Reconciliation of Adjusted Gross Profit and Adjusted EBITDA

(In thousands)	2019	2018	2017	2016		2015
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Reconciliation of Adjusted Gross Profit
Gross profit	$299,834	$267,277	$326,898	$38,714	$266,529	$262,203
Non-GAAP adjustments:
Acquisition, disposal and integration related costs	1,563	10,137	—	8,914	—	—
Facility transition costs	9,381	—	—	—	—	—
Special employee incentive compensation	33	1,965	—	—	2,195	2,649
Adjusted gross profit	$310,811	$279,379	$326,898	$47,628	$268,724	$264,852

Reconciliation of Adjusted EBITDA
Net income (loss)	$77,565	$81,426	$258,108	$(8,485)	$60,425	$88,760
Non-GAAP adjustments:
Income tax provision	16,892	12,954	(67,204)	(7,762)	439	—
Interest expense, net	39,870	39,404	39,174	6,649	60,384	50,011
Depreciation and amortization	43,334	41,411	38,170	5,843	10,265	9,836
Share-based compensation	9,231	5,600	7,413	26,748	3,890	1,381
Tax Receivable Agreement remeasurement and gain on buyout	186	(14,237)	(50,222)	—	—	—
Impairment of property and equipment, intangible assets and goodwill	1,976	4,717	1,003	—	7,300	2,700
Special employee incentive compensation	1,910	3,444	—	—	4,698	3,923
Foreign currency contract gain	(7,127)	—	—	—	—	—
Acquisition, disposal and integration related costs	5,484	10,434	—	8,914	31,832	—
Facility transition costs	12,080	—	—	—	—	—
Loss (gain) on debt modification	2,023	—	2,554	(763)	—	25,880
Loss (gain) on sale/abandonment of property and equipment and bakery shutdown costs (recoveries)	—	253	(144)	—	2,551	4,182
Other (i)	1,233	770	1,360	751	1,624	(8,743)
Adjusted EBITDA	$204,657	$186,176	$230,212	$31,895	$183,408	$177,930

i. For the years ended December 31, 2019, 2018, 2017, 2016 and 2015 other included transaction-related and other non-operating professional fees.

Reconciliation of Adjusted Net Income and Adjusted EPS

(In thousands, except share and per share data)	2019	2018	2017	2016 (1)
Reconciliation of Adjusted EPS	(Successor)	(Successor)	(Successor)	(Successor)
Net income (loss)	$77,565	$81,426	$258,108	$(8,485)
Non-GAAP adjustments:
Tax Receivable Agreement remeasurement and gain on buyout	186	(14,237)	(50,222)	—
Executive chairman agreement termination and execution	—	—	—	26,748
Remeasurement of deferred taxes	(4,564)	(5,375)	(108,621)	—
Impairment of property and equipment, intangible assets and goodwill	1,976	4,717	1,003	—
Special employee incentive compensation	1,910	3,444	—	—
Foreign currency contract gain	(7,127)	—	—	—
Acquisition, disposal and integration related costs	5,484	10,434	—	8,914
Facility transition costs	12,080	—	—	—
Loss (gain) on debt refinancing	2,023	—	2,554	(763)
Loss (gain) on sale/abandonment of property and equipment and bakery shutdown costs (recoveries)	—	253	(144)	—
Other	1,233	—	—	—
Tax impact of adjustments	(3,918)	(2,027)	(717)	(10,470)
Adjusted net income	86,848	78,635	101,961	15,944
Non-controlling interest allocation of net income	(14,450)	(18,531)	(34,211)	4,081
Non-controlling interest allocation of adjustments	(2,192)	(4,343)	(1,077)	(9,772)
Adjusted Net income attributed to Class A stockholders	$70,206	$55,761	$66,673	$10,253
Weighted average Class A shares outstanding-diluted	114,699,447	103,098,394	105,307,293	97,791,658
Adjusted EPS	$0.61	$0.54	$0.63	$0.10
1.Excludes the Predecessor Period from January 1, 2016 through November 4, 2016.

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

Overview

We are a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing baked goods in North America, providing a wide range of snack cakes, donuts, sweet rolls, breakfast pastries, snack pies and related products. As of December 31, 2019, we operate four baking facilities and utilize distribution centers and third-party warehouses to distribute our products. Our DTW product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to their retail stores and/or distributors. In January 2020, we acquired Voortman which produces a variety of cookies and wafers products, including sugar-free products under the Voortman® brand.

We have two reportable segments: “Sweet Baked Goods” and “In-Store Bakery”. Sweet Baked Goods consists of fresh and frozen sweet baked goods and bread products sold under the Hostess®, Dolly Madison®, Cloverhill®, and Big Texas® brands along with private label products. In-Store Bakery consisted primarily of Superior on Main® branded eclairs, madeleines, brownies, and iced cookies sold in the bakery section of grocery and club stores. We divested the In-Store Bakery operations in August 2019.

Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 52-week period ended December 28, 2019 our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill®, and Big Texas® ) market share was 18.8% per Nielsen’s U.S. SBG category data.

Principal Components of Operating Results
Net Revenue
We generate revenue primarily through selling sweet baked goods and other products under the Hostess® group of brands, which includes iconic products such as CupCakes, Twinkies®, Donettes®, Ding Dongs®, and Zingers® in addition to Danishes, Honey Buns and Coffee Cakes. We also sell products under the Dolly Madison®, Cloverhill® and Big Texas® brands along with private label products. Our product assortment is sold to customers’ warehouses and distribution centers by the case or in display ready corrugate units. Retailers display and sell our products to the end consumer in single-serve, multi-pack or club-pack formats. We sell our products primarily to supermarket chains, national mass merchandisers and convenience and drug stores, along with a smaller portion of our product sales going to dollar stores, vending, club, and other retail outlets.
Our revenues are driven by average net price and total volume of products sold. Factors that impact unit pricing and sales volume include product mix, the cost of ingredients, the promotional activities implemented by the Company and its competitors, industry capacity, new product initiatives and quality and consumer preferences. We do not keep a significant backlog of finished goods inventory, as our baked products are promptly shipped to our distribution centers after being produced and then distributed to customers.

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

Advertising and Marketing

Our advertising and marketing expenses relate to our advertising campaigns, which include social media, print, online advertising, local promotional events, monthly agency fees and payroll costs. We also invest in wire racks and corrugate displays delivered to customers to display our products off shelf, field marketing and merchandising services to reset and check our store inventory on a regular basis.

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

Non-Controlling Interest

Mr. Metropoulos and the Metropoulos Entities hold their equity investment in us primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings (“Class B Units”), and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Our Class B Stock has voting, but no economic rights, while Hostess Holdings’ Class B Units have economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests and consolidates Hostess Holdings in the Company’s consolidated financial statements. The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in our consolidated financial statements as a non-controlling interest. Class B Stock ownership in the Company decreased from approximately 23% at December 31, 2018 to approximately 6% at December 31, 2019 through a series exchanges of shares of Class B Stock and Class B Units for an equal number of Class A shares.

Factors Impacting Recent Results

Disposition

On August 30, 2019, the Company sold the In-Store Bakery operations, including relevant trademarks and licensing agreements, to an unrelated party. The In-Store Bakery operations provided products that were primarily sold in the in-store bakery section of the U.S. retail channels under the Superior on Main® brand or store-branded. The Company divested the operations to focus more on future investment in areas of our business that better leverage our core competencies.

Acquisition

On February 1, 2018, we acquired certain U.S. breakfast assets from Aryzta, LLC, which included a bakery, inventory, and the Big Texas® and Cloverhill® brand names (collectively referred to as the “Cloverhill Business”). We acquired these assets to expand our product portfolio and to gain previously outsourced manufacturing capabilities for our existing product portfolio. Our consolidated statements of operations includes the operation of these assets from February 1, 2018 through December 31, 2019.

Tax Receivable Agreement Buyout
On January 26, 2018, we entered into a transaction to terminate all future payments under the Tax Receivable Agreement payable to the Apollo Funds in exchange for a cash payment of $34.0 million, which was recognized as a financing outflow on the consolidated statements of cash flow. This transaction did not affect the portion of the rights under the Tax Receivable Agreement payable to the Metropoulos Entities. We recognized a $12.4 million gain in the non-operating section of our consolidated statements of operations, which represented the difference between the $46.4 million carrying value of the portion of the Tax Receivable Agreement liability which was terminated and the $34.0 million of cash payments.
Tax Reform
During the year ended December 31, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Tax Reform significantly changed U.S. tax law by lowering the corporate income tax rate permanently from a maximum of 35% to a flat 21% rate, effective January 1, 2018. This impacted the valuation of our tax items and the Tax Receivable Agreement.

Results of Operations

(In thousands, except per share data)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net revenue	$907,675	$850,389	$776,188
Gross profit	299,834	267,277	326,898
As a % of net revenue	33.0%	31.4%	42.1%
Operating costs and expenses	$163,738	$145,719	$92,906
Operating income	136,096	121,558	233,992
Other expense	41,639	27,178	43,088
Income tax expense (benefit)	16,892	12,954	(67,204)
Net income	77,565	81,426	258,108
Net income attributable to Class A shareholders	63,115	62,895	223,897

Earnings per Class A share:
Basic	0.57	0.63	2.26
Diluted	0.55	0.61	2.13

Adjusted EBITDA (1)	204,657	186,176	230,212
Adjusted EPS (1)	0.61	0.54	0.63

(1) Adjusted EBITDA and adjusted EPS are non-GAAP measures. See Item 6 of this Annual Report on Form 10-K - Selected Financial Data for definition of these measures and a reconciliation to the related GAAP measures for each period presented.
Results for the Year Ended December 31, 2019 Compared to Results for the Year Ended December 31, 2018
Net Revenue
Net revenue for the year ended December 31, 2019 increased $57.3 million, or 6.7%, compared to the year ended December 31, 2018. Excluding the impact of the In-Store Bakery disposition in 2019, net revenue increased $72.0 million, or 8.6%. The increase in net revenue was attributed to volume growth in our core products across multiple customer channels, the introduction of our breakfast innovation products, including Danishes and Cinnamon Rolls, and the impact of pricing actions implemented in the fourth quarter of 2018.
Gross Profit
Gross profit was 33.0% of net revenue for the year ended December 31, 2019, an increase of 160 basis points from a gross margin of 31.4% for the year ended December 31, 2018. Gross profit in 2019 benefited from pricing actions, higher sales volume and bakery savings initiatives executed across all bakeries, particularly in our Chicago bakery. These benefits were partially offset by higher input costs.
Operating Costs and Expenses
Operating costs and expenses for the year ended December 31, 2019 increased by 12.4% from the year ended December 31, 2018. During 2019, we recognized a $7.1 million gain on the valuation of a foreign currency contract originated to hedge the January 2020 purchase of Voortman in Canadian dollars. During 2018, we recognized a $3.3 million impairment charge related to our In-Store Bakery assets, which were sold in August 2019. Excluding these costs, operating costs and expenses increased due to additional expense related to incentive and stock compensation, additional payroll to execute strategic corporate initiatives, transaction costs related the sale of In-Store Bakery and the acquisition of Voortman, and facility transition costs to relocate our primary distribution center as well an increase from the remeasurement of the Tax Receivable Agreement.

Operating Income
Operating income for the year ended December 31, 2019 was $136.1 million compared to $121.6 million for the year ended December 31, 2018. The increase in operating income was attributed to higher sales volume, the impact of pricing actions and bakery operating efficiencies as well as the gain on the foreign currency contract. These increases to operating income were partially offset by higher incentive and stock compensation, transaction and facility transition costs as well an increase from the remeasurement of the Tax Receivable Agreement.
Other Expense
For the years ended December 31, 2019 and 2018, interest expense related to our term loan was $43.3 million and $41.3 million, respectively. Also, during the year ended December 31, 2019, we recognized a loss of $0.5 million related to the refinancing of our term loan. During the year ended December 31, 2018, we recognized a $12.4 million gain related to the buyout of the Tax Receivable Agreement.
Income Taxes
Our effective tax rate was 17.9% for the year ended December 31, 2019 compared to 13.7% for the year ended December 31, 2018. The increase in the effective tax rate was primarily due to the Class B for Class A share exchanges during 2019. Subsequent to these exchanges, more income from Hostess Holdings, L.P was allocated to Hostess Brands, Inc. The effective tax rate for the year ended December 31, 2018 reflects the tax impact of the gain on the buyout of the Tax Receivable Agreement and the tax benefit related to revaluing our deferred tax liabilities due to a change in our estimated state tax rate.
Net Income
For the year ended December 31, 2019, net income was $77.6 million compared to $81.4 million for the year ended December 31, 2018. The decrease in net income was primarily attributed to the buyout of the tax receivable agreement in 2018, which partially offset by higher operating income in 2019.

Earnings Per Share
Our earnings per class A share was $0.57 (basic) and $0.55 (dilutive) for the year ended December 31, 2019, compared to $0.63 (basic) and $0.61 (dilutive) for the year ended December 31, 2018.
Adjusted earnings per share was $0.61 for the year ended December 31, 2019, compared to $0.54 for the year ended December 31, 2018. The increase was attributed to higher operating income offset by an increase in the dilutive impact of our outstanding warrants.
Adjusted EBITDA
Adjusted EBITDA was $204.7 million for the year ended December 31, 2019, compared to $186.2 million for the year ended December 31, 2018. The improvement in adjusted EBITDA was attributed to higher sales volume, the impact of pricing actions and bakery operating efficiencies, partially offset by a shift in product mix and additional operating costs to execute the relocation of our primary distribution center and in support of revenue growth and marketing initiatives.
Segments
We have two reportable segments: Sweet Baked Goods and In-Store Bakery. Our Sweet Baked Goods segment consists of fresh and frozen baked goods and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill® and Big Texas® brands. The In-Store Bakery segment consists of Superior on Main® branded and store-branded products sold through the in-store bakery section of grocery and club stores. The operations included within the In-Store Bakery segment were sold on August 30, 2019.

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Net revenue:
Sweet Baked Goods	$878,973	$808,355	$733,827
In-Store Bakery	28,702	42,034	42,361
Net revenue	$907,675	$850,389	$776,188

Gross profit:
Sweet Baked Goods	$293,648	$258,995	$316,916
In-Store Bakery	6,186	8,282	9,982
Gross profit	$299,834	$267,277	$326,898

Capital expenditures (1):
Sweet Baked Goods	$35,354	$53,394	$35,609
In-Store Bakery	182	354	774
Capital expenditures	$35,536	$53,748	$36,383

(1)For all periods presented, capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable.

Sweet Baked Goods net revenue for the year ended December 31, 2019 increased $70.6 million, or 8.7%, from the year ended December 31, 2018. The increase in net revenue was attributed to sales growth in our core products across multiple customer channels, the introduction of our breakfast innovation products, including Danishes and Cinnamon Rolls, and the impact of pricing actions implemented in the fourth quarter of 2018.
Sweet Baked Goods gross profit for the year ended December 31, 2019 was 33.4% of net revenue, compared to 32.0% of net revenue, for the year ended December 31, 2018. Gross profit in 2019 benefited from pricing actions, higher sales volume and bakery savings initiatives executed across all bakeries, particularly in our Chicago bakery. These benefits were partially offset by a shift in product mix.

In-Store Bakery net revenue for the year ended December 31, 2019 decreased 31.7% from the year ended ended December 31, 2018 as a result of the sale of the In-Store Bakery operations in August of 2019. In-Store Bakery gross profit for the year ended December 31, 2019 was 21.6% of net revenue compared to 19.7% for the year ended December 31, 2018.
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
We had working capital, excluding cash, as of December 31, 2019 and 2018 of $8.1 million and $12.0 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2019, we had approximately $95.8 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2019 and 2018 were $144.0 million and $143.7 million, respectively. The increase in operating cash flows from 2018 to 2019 was driven by an investment in inventory to support the transition to our new distribution center in the fourth quarter of 2019 partially offset by higher operating income.
Cash Flows provided by and used in Investing Activities
Cash flows provided by investing activities for the year ended December 31, 2019 were $22.9 million while cash flows used in investing activities for the year ended December 31, 2018 was $70.9 million. During 2019, we received proceeds of $63.3 million from the sale of our In-Store Bakery business, while in 2018 we used $23.2 million to purchase the Cloverhill business and had higher capital expenditures to support the integration of the Cloverhill business.
Cash Flows used in Financing Activities
Cash flows used in financing activities were $28.1 million and $62.0 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, financing cash usage primarily included principal payments on our term loan as well as costs incurred to refinance and extend the maturity of the term loan. During the year ended December 31, 2018 we bought out a portion of the Tax Receivable Agreement for $34.0 million, as well as made the first payment to the remaining
Long-Term Debt
As of December 31, 2019, $973.9 million aggregate principal amount of our term loan and $4.2 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. See Note 15. Commitments and Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the letters of credit. We had no outstanding borrowings under our Revolver as of December 31, 2019. As of December 31, 2019, we were in compliance with all covenants under our term loan and the Revolver. The Revolver contains certain restrictive financial covenants. Based on our current and projected financial performance, we believe that we will comply with these covenants for the foreseeable future.
In January 2020, we entered into $140.0 million of incremental term loans through an amendment to our existing credit agreement. The proceeds, together with cash on hand, financed the $320 million purchase of Voortman.
Commitments and Contingencies
As of December 31, 2019, the Company has commitments and contingencies for tax receivable arrangements, debt, operating leases, and advance purchase commitments. Refer to Note 15. Commitments and Contingencies to the consolidated financial statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Contractual Commitments as of December 31, 2019	Total Committed	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
(In thousands)
Voortman acquisition (1)	$320,067	$320,067	$—	$—	$—
Tax receivable agreement	138,196	12,100	14,800	15,900	95,396
Term loan	973,931	9,764	19,527	19,528	925,112
Interest payments on term loan	214,404	39,720	78,556	77,104	19,024
Operating leases	18,922	3,541	4,716	9,636	1,029
Ingredient procurement	76,441	75,280	1,161	—	—
Packaging procurement	49,260	49,260	—	—	—
	$1,791,221	$509,732	$118,760	$122,168	$1,040,561
(1) Represents the US dollar funding needed to settle our outstanding Canadian dollar foreign currency purchase contract, which in turn funded the Canadian dollar denominated purchase of Voortman. This purchase was financed with cash on hand and the proceeds from $140 million of additional term loans on our existing credit agreement borrowed in January 2020.
Tax receivable agreement
The Tax Receivable Agreement generally provides for the payment by the Company to the legacy Hostess Equity Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the 2016 Hostess Business Combination (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the 2016 Hostess Business Combination; (ii) certain tax attributes of Hostess Holdings, LP and its subsidiaries existing prior to the Hostess Business Combination and prior to subsequent exchanges of Class B Units; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company retained the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to the Metropoulos Entities in accordance with specified percentages, regardless of the source of the applicable tax attribute.

In January 2018, we entered into an agreement to terminating all future payment obligations to one of the counterparties in exchange for a payment of $34.0 million. Subsequent to the agreement, we will now retain a greater portion of the net cash tax savings related to tax attributes subject to the Tax Receivable Agreement.
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
Trade and consumer promotion programs
We offer various sales incentive programs to customers and consumers, such as feature price discounts, in-store display incentives, cooperative advertising programs and new product introduction fees. The mix between promotional programs, which are classified as reductions in revenue in the statements of operations, and advertising or other marketing activities, which are classified as marketing and selling expenses in the statements of operations, fluctuates between periods based on our overall marketing plans, and such fluctuations have an impact on revenues. These trade programs also require management to make estimates about the expected total cost of the programs and related allocations amongst participants (who might have different levels of incentives based on various program requirements). These estimates are inherently uncertain and are generally based on historical experience, adjusted for any new facts or circumstances that might impact the ultimate cost estimate for a particular program or programs.

Goodwill and Indefinite-lived trade names
When evaluating goodwill and indefinite-lived intangible assets for impairment under U.S. GAAP, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. Based on a review of the qualitative factors, if we determine it is not more-likely-than-not that the fair value is less than the carrying value, we may bypass the quantitative impairment test. We also may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. For our 2019 annual impairment testing, we elected to perform a qualitative assessment for our reporting units. No indicators of impairment were noted. For our 2018 annual impairment testing, we elected to perform a quantitative assessment for our reporting units. This test estimated the fair value of each of the reporting units and compared it to the carrying value. To the extent the fair value was in excess of the carrying value, no impairment existed. Otherwise, an impairment loss was recognized for the amount that the carrying value of a reporting unit, including goodwill, exceeded its fair value.
In performing the quantitative test of goodwill, fair value was determined based on a calculation which gave consideration to an income approach utilizing the discounted cash flow method and the market approach using the market comparable and market transaction methods.
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
During the year ended December 31, 2019, we recognized an additional impairment charge to the In-Store Bakery reporting unit goodwill of $1.0 million reflecting a change in certain market assumptions (level 1 inputs). Based on the results of the 2018 impairment testing, the fair value of the Sweet Baked Goods reporting unit exceeded its carrying value by 3.1%. The fair value of the In-Store Bakery reporting unit was less than its carrying value and we recognized an impairment charge of $2.7 million to goodwill during the year ended December 31, 2018.
Our indefinite-lived intangible assets consist of trademarks and trade names. The $1,408.6 million and $1,409.9 million balances at December 31, 2019 and 2018, respectively, were recognized as part of the Hostess Business Combination and the acquisition of the Cloverhill Business. The trademarks and trade names are integral to the Company’s identity and are expected to contribute indefinitely to our corporate cash flows. Fair value for trademarks and tradenames was determined using the income approach. The application of the income approach was premised on a royalty savings method, whereby the trademark and tradenames are valued by reference to the amount of royalty income they could generate if they were licensed, in an arm’s-length transaction, to a third party. These assets have been assigned an indefinite life and therefore are not amortized but rather evaluated for impairment annually using the qualitative or quantitative methods similar to goodwill. During 2019, we performed a qualitative test. No indicators of impairment were noted. During 2018, we performed a quantitative assessment. For this assessment, the valuation of trademarks and trade names are determined using the relief from royalty method. Significant assumptions used in this method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream. As a result of the 2018 quantitative tests, we recognized impairment charges of $0.6 million to the In-Store Bakery intangibles assets during the year ended December 31, 2018.
Changes in certain significant assumptions could have a significant impact on the estimated fair value, and therefore, a future impairment or additional impairments could result for a portion of goodwill, long-lived assets or intangible assets.
Business Combinations
We account for business acquisitions using the purchase method of accounting. Assets acquired, liabilities assumed, and non-controlling interests are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of the net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill. Given the time it takes to obtain pertinent information to finalize the acquired company’s balance sheet, it may be multiple quarters before we are able to finalize those initial fair value estimates. Accordingly, it is not uncommon for the initial estimates to be subsequently revised.

Tax Receivable Agreement
We recognize a liability on the consolidated balance sheet based on the undiscounted estimated future payments under the Tax Receivable Agreement. The most significant estimates utilized by management to calculate the corresponding liability is the Company’s increase in tax basis related to exchanges, future cash tax savings rates, which are projected based on current tax laws and the Company’s historical and future tax profile, and the allocation of the liability between short-term and long-term based on when the Company realizes certain tax attributes.

New Accounting Pronouncements
Refer to Note 1. Summary of Significant Accounting Policies of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rates, commodity pricing and foreign currency exchange rates.
Market risk on variable-rate financial instruments
Our term loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at December 31, 2019 for the outstanding term loan was a LIBOR-based rate of 4.14% per annum. At December 31, 2019, we had an aggregate principal balance of $973.9 million outstanding under the term loan and $95.8 million available for borrowing, net of letters of credit of $4.2 million, under the Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
To manage the risk related to our variable rate debt, we have entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and are reduced by $100 million each year of the five year contract. At December 31, 2019, a notional amount of $300.0 million remained outstanding on the swap contract.
The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase in applicable interest rates of 1% for the year ended December 31, 2019 would result in an increase in interest expense of approximately $9.8 million, or approximately $6.5 million after accounting for the impact of our swap contract.
Commodity Price Risk
In the ordinary course of business, we are exposed to commodity price risks relating to the purchases of raw materials and other manufacturing inputs. We regularly use vendor purchase commitments to lock-in pricing to manage certain of these exposures. For the year ended December 31, 2019, a hypothetical 1% adverse change in the market price of our principal commodities, including sugars, oils and corrugate, would increase our costs of goods sold by approximately $3.0 million, before considering the impact of our outstanding purchase commitments.
Foreign Currency Risk
In November 2019, we entered into a contract to purchase Voortman for $425.0 million Canadian dollars (“CAD”). The transaction closed in January 2020. To reduce our exposure, we entered into a contract to purchase CADs at a defined exchange rate sufficient to cover the purchase price and expected short-term cash outflows related to the conversion and integration of Voortman's operations. At December 31, 2019, a hypothetical 1% adverse change in the US dollar (“USD”) to CAD exchange rate would increase the USD cash outflow to purchase Voortman by approximately $3.3 million. Our CAD purchase contract eliminates this exposure. Subsequent to close we will continue to be exposed to fluctuations in foreign currency exchange rates related to the operation of Voortman's Canadian production facility, sales and related operating expenses.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hostess Brands, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hostess Brands, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of customer trade allowances
As discussed in Note 1 to the consolidated financial statements, the Company has recorded a liability for customer trade allowances, consisting primarily of pricing allowances and merchandising programs associated with sales to customers. The estimated liability for these programs is dependent on factors such as the ultimate purchase volume activity, the mix of customers and retailers participating in the programs, and redemption rates on retail incentives. The Company’s liability for customer trade allowances as of December 31, 2019 was $45.7 million.
We have identified the evaluation of the customer trade allowance as a critical audit matter because of the degree of auditor judgment required to evaluate the Company’s estimates. This is due to uncertainty around the amount of settlements, which typically occurs in a period subsequent to the related sales transaction, and in particular, the estimate of purchase volumes made by retailers from distributors.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the determination and monitoring of this liability within the Company’s trade process at disaggregated levels, including controls over the Company’s trade spend trending and lookback analyses based on final settlement. We analyzed the liability by trade allowance type to identify unusual trends. We assessed the Company’s historical ability to accurately estimate its customer trade allowances by comparing historical estimates to final settlements. We also tested a sample of settlements recognized subsequent to period end.
Evaluation of the Tax Receivable Agreement Liability
As discussed in Note 9 to the consolidated financial statements, the Company’s future expected payments under the Tax Receivable Agreement (TRA) related to Hostess Holdings, LP Class B unit exchanges made through December 31, 2019 are $12.1 million for 2020 and $126.1 million for 2021 and all years thereafter. These payments are the result of the application of the TRA to certain increases in tax basis and delivery of certain other tax attributes to the Company. The Company’s estimated future expected payments utilize inputs that include the Company’s cash tax savings rate.
We identified the evaluation of the TRA liability as a critical audit matter. There was a higher degree of auditor judgment required to evaluate the liability primarily due to the increased complexity in determining the increase in tax basis resulting from the volume of Hostess Holdings, LP Class B unit exchanges by Metropoulos Entities throughout 2019. In addition, the classification of the liability between short-term and long-term future expected payments resulting from these exchanges required specialized skills and knowledge of the TRA and newly enacted tax rules.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the TRA liability, including controls related to the calculation of tax basis related to the exchanges. Further, we tested certain internal controls related to the allocation of the liability between short-term and long-term future expected payments. We, with the assistance of tax professionals with specialized skills and knowledge, evaluated the Company’s TRA liability calculation through inspection and assessment of internal documentation and consideration of publicly available information about the Company. The evaluation included the increase in tax basis and the classification of the TRA liability between short-term and long-term future expected payments. In addition, our tax professionals compared their interpretation of the tax laws and regulations to the Company’s application of those laws and regulations found in the Company’s calculations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Kansas City, Missouri
February 26, 2020

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	December 31,	December 31,
ASSETS	2019	2018
Current assets:
Cash and cash equivalents	$285,087	$146,377
Accounts receivable, net	104,892	105,679
Inventories	47,608	38,580
Prepaids and other current assets	15,569	8,806
Total current assets	453,156	299,442
Property and equipment, net	242,384	220,349
Intangible assets, net	1,853,315	1,901,215
Goodwill	535,853	575,645
Other assets, net	12,993	14,062
Total assets	$3,097,701	$3,010,713

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and lease obligations payable within one year	$11,883	$11,268
Tax receivable agreement obligations payable within one year	12,100	4,400
Accounts payable	68,566	65,288
Customer trade allowances	45,715	42,010
Accrued expenses and other current liabilities	21,661	18,137
Total current liabilities	159,925	141,103
Long-term debt and lease obligations	975,405	976,736
Tax receivable agreement obligations	126,096	64,663
Deferred tax liability	256,051	277,954
Total liabilities	1,517,477	1,460,456
Commitments and Contingencies (Note 15)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 122,108,086 and 100,046,392 issued and outstanding at December 31, 2019 and 2018, respectively	12	10
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 8,409,834 and 30,255,184 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	3
Additional paid in capital	1,152,055	925,902
Accumulated other comprehensive income (loss)	(756)	2,523
Retained earnings	334,480	271,365
Stockholders’ equity	1,485,792	1,199,803
Non-controlling interest	94,432	350,454
Total liabilities, stockholders’ equity and non-controlling interest	$3,097,701	$3,010,713
See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except shares and per share data)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net revenue	$907,675	$850,389	$776,188
Cost of goods sold	607,841	583,112	449,290
Gross profit	299,834	267,277	326,898

Operating costs and expenses:
Advertising and marketing	39,775	35,069	33,004
Selling expense	30,719	30,071	32,086
General and administrative	69,423	52,760	52,943
Amortization of customer relationships	23,377	24,057	23,855
Business combination transaction costs	1,914	297	—
Tax receivable agreement liability remeasurement	186	(1,866)	(50,222)
Gain on foreign currency contract	(7,128)	—	—
Other operating expense	5,472	5,331	1,240
Total operating costs and expenses	163,738	145,719	92,906
Operating income	136,096	121,558	233,992
Other (income) expense:
Interest expense, net	39,870	39,404	39,174
Gain on buyout of tax receivable agreement	—	(12,372)	—
Other expense	1,769	146	3,914
Total other expense	41,639	27,178	43,088
Income before income taxes	94,457	94,380	190,904
Income tax expense (benefit)	16,892	12,954	(67,204)
Net income	77,565	81,426	258,108
Less: Net income attributable to the non-controlling interest	14,450	18,531	34,211
Net income attributable to Class A stockholders	$63,115	$62,895	$223,897

Earnings per Class A share:
Basic	0.57	0.63	2.26
Diluted	0.55	0.61	2.13
Weighted-average shares outstanding:
Basic	110,540,264	99,957,049	99,109,629
Diluted	114,699,447	103,098,394	105,307,293

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Net income	$77,565	$81,426	$258,108
Other comprehensive income:
Unrealized gain (loss) on interest rate swap designated as a cash flow hedge	(5,768)	2,187	2,878
Income tax benefit (expense)	1,222	(470)	(890)
Comprehensive income	73,019	83,143	260,096
Less: Comprehensive income attributed to non-controlling interest	13,292	19,050	34,881
Comprehensive income attributed to Class A shareholders	$59,727	$64,093	$225,215

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except shares data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Losses / Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2016	98,250,917	$10	31,704,988	$3	$912,824	$—	$(15,618)	$897,219	$334,192
Comprehensive income	—	—	—	—	—	1,318	223,897	225,215	34,881
Share-based compensation, net of income taxes of $2,610	154,849	—	—	—	4,803	—	—	4,803	—
Exchanges	1,385,424	—	(1,385,424)	—	13,848	—	—	13,848	(13,848)
Distributions	—	—	—	—	—	—	—	—	(12,985)
Payment of taxes for employee stock awards	—	—	—	—	(436)	—	—	(436)	—
Exercise of public warrants	55	—	—	—	1	—	—	1	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,898	—	—	—	—	(10,317)	—	—	(10,317)	—
Balance–December 31, 2017	99,791,245	$10	30,319,564	$3	$920,723	$1,318	$208,279	$1,130,333	$342,240
Adoption of new accounting standards net of income taxes of $83	—	—	—	—	—	7	191	198	85
Comprehensive income	—	—	—	—	—	1,198	62,895	64,093	19,050
Share-based compensation, net of income taxes of $505	190,767	—	—	—	5,095	—	—	5,095	—
Exchanges	64,380	—	(64,380)	—	1,370	—		1,370	(1,370)
Distributions	—	—	—	—	—	—	—	—	(9,551)
Payment of taxes for employee stock awards	—	—	—	—	(1,025)	—	—	(1,025)	—
Tax receivable agreement arising from exchanges, net of income taxes of $33	—	—	—	—	(261)	—	—	(261)	—
Balance–December 31, 2018	100,046,392	$10	30,255,184	$3	$925,902	$2,523	$271,365	$1,199,803	$350,454
Comprehensive income	—	—	—	—	—	(3,388)	63,115	59,727	13,292
Share-based compensation, net of income taxes of $1,354	208,831	—	—	—	7,877	—	—	7,877	—
Exchanges	21,845,350	2	(21,845,350)	(2)	262,547	109	—	262,656	(262,656)
Distributions	—	—	—	—	—	—	—	—	(6,658)
Exercise of employee stock options	7,463	—	—	—	23	—	—	23	—
Payment of taxes for employee stock awards	—	—	—	—	(1,431)	—	—	(1,431)	—
Exercise of public warrants	50	—	—	—	—	—	—	—	—
Tax receivable agreement arising from exchanges, net of income taxes of $28,817	—	—	—	—	(42,863)	—	—	(42,863)	—
Balance–December 31, 2019	122,108,086	$12	8,409,834	$1	1,152,055	$(756)	$334,480	$1,485,792	$94,432

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Operating activities
Net income	$77,565	$81,426	$258,108
Depreciation and amortization	43,334	41,411	38,170
Impairment of property, goodwill and intangibles	1,505	4,717	1,003
Non-cash loss on debt modification	531	—	1,453
Debt premium amortization	(747)	(1,079)	(925)
Tax receivable agreement remeasurement and gain on buyout	185	(14,237)	(50,222)
Non-cash fees on sale of business	1,414	—	—
Gain on foreign currency contract	(7,128)	—	—
Share-based compensation	9,231	5,600	7,413
Loss on sale/abandonment of property and equipment	471	253	11
Deferred taxes	14,121	10,255	(81,270)
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(2,570)	(3,667)	(11,775)
Inventories	(12,477)	3,569	(3,901)
Prepaids and other current assets	265	(510)	(3,039)
Accounts payable and accrued expenses	14,072	14,418	4,839
Customer trade allowances	4,202	1,499	3,820
Net cash provided by operating activities	143,974	143,655	163,685
Investing activities
Purchases of property and equipment	(34,875)	(44,585)	(32,913)
Acquisition of business, net of cash	—	(23,160)	—
Proceeds from sale of business, net of cash	63,345	—	—
Proceeds from sale of assets	—	639	85
Acquisition and development of software assets	(5,609)	(3,839)	(2,381)
Net cash provided by (used in) investing activities	22,861	(70,945)	(35,209)
Financing activities
Repayments of long-term debt and capital lease obligations	(9,894)	(10,105)	(5,144)
Debt refinancing costs	(7,433)	—	(1,066)
Distributions to non-controlling interest	(6,658)	(9,551)	(12,985)
Payment of taxes related to the net issuance of employee stock awards	(1,431)	(1,025)	(436)
Payments on tax receivable agreement	(2,732)	(41,353)	—
Proceeds from the exercise of warrants	23	—	1
Net cash used in financing activities	(28,125)	(62,034)	(19,630)
Net increase in cash and cash equivalents	138,710	10,676	108,846
Cash and cash equivalents at beginning of period	146,377	135,701	26,855
Cash and cash equivalents at end of period	$285,087	$146,377	$135,701
Supplemental Disclosures of Cash Flow Information
Interest paid	$43,986	$37,617	$45,431
Taxes paid	$1,840	$3,422	$16,617
Supplemental disclosure of non-cash investing
Accrued capital expenditures	$2,910	$7,858	$1,089
See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its wholly owned subsidiaries, including Hostess Holdings, L.P. (“Hostess Holdings”) (collectively, the “Company”). The Company is a leading packaged food company primarily focused on developing, manufacturing, marketing, selling and distributing baked goods in North America. The Hostess® brand dates to 1919 when the Hostess® CupCake was introduced to the public, followed by Twinkies® in 1930. In 2013, the Legacy Hostess Equityholders (as defined below) acquired the Hostess® brand and other assets out of the bankruptcy liquidation proceedings of its prior owners, free and clear of all past liabilities. After a brief hiatus in production, the Company began providing Hostess® products to consumers and retailers across the nation in July 2013. Today, the Company produces a variety of new and classic treats primarily under the Hostess®, Dolly Madison®, Cloverhill®, and Big Texas® brands, including Donettes®, Twinkies®, CupCakes, Ding Dongs®, Zingers®, Danishes, Honey Buns and Coffee Cakes. In January 2020, the Company acquired Voortman Cookies, Limited (“Voortman”), which produces a variety of cookies and creme wafers under the Voortman® brand. The Company's trading symbols on NASDAQ are “TWNK” and “TWNKW”.
Basis of Presentation
The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries, collectively referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation.
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
C. Dean Metropoulos and entities under his control (the “Metropoulos Entities”) hold their equity investment in the Company primarily through Class B limited partnership units in Hostess Holdings (“Class B Units”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). The Company’s Class B Stock has voting, but no economic rights, while Hostess Holdings’ Class B Units have economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, is exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units is reflected in the consolidated financial statements as a non-controlling interest.
The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company sold its In-Store Bakery operations on August 30, 2019.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries (including those for which the Company is the primary beneficiary of a VIE), collectively referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation.
Adoption of New Accounting Standards
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases, along with the related ASUs 2018-01, 2018-10 and 2018-11 (collectively, “Topic 842”). Topic 842 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. To adopt this standard, the Company utilized a modified retrospective transition method. Under this approach, the results for reporting periods beginning January 1, 2019 are presented under Topic 842. Prior period

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amounts are not adjusted and continue to be reported in accordance with the historic accounting standards. There was no cumulative effect of applying Topic 842 to the opening balance of retained earnings. The Company has elected to apply the practical expedients under Topic 842 which allow entities to not reassess the lease classification for expired or existing leases and to not reassess if expired or existing contracts contain leases under the Topic 842 definition. The Company has also elected to use hindsight when determining the lease term of existing leases. As a result of the adoption, on January 1, 2019, the Company recognized right of use assets of $8.2 million, offset by associated accumulated amortization of $5.2 million and corresponding lease liabilities of $3.0 million. The recognition of leases subsequent to the adoption of Topic 842 is further described in Note 15. Commitments and Contingencies.
On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning January 1, 2018 are presented under Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605, with the cumulative effect of applying Topic 606 to prior period amounts recognized as an adjustment to opening retained earnings. The Company has elected to apply the new standard to contracts that were not complete as of January 1, 2018. Under this transition method, the Company deemed contracts to be not complete if, as of the date of transition, the Company had not fulfilled its performance obligations.
On January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The adoption of this standard did not have a material impact on the consolidated financial statements.
In March 2018, the Company adopted ASU 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“Topic 740”), which updates the income tax accounting in U.S. GAAP to reflect the SEC’s interpretive guidance released on December 22, 2017, when the legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform”) was signed into law. Additional information regarding the adoption of this standard is contained in Note 13. Income Taxes.
In September 2018, the Company adopted ASU 2018-15, Intangibles-Goodwill and Other Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“Subtopic 350-40”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this standard did not have a material impact on the consolidated financial statements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reporting period. Management utilizes estimates, including, but not limited to, valuation and useful lives of tangible and intangible assets, inputs used to calculate the Tax Receivable Agreement liability including increases in tax basis related to exchanges, future cash tax savings rate, and the allocation of the liability between short-term and long-term based on when the Company realizes certain tax attributes and reserves for trade and promotional allowances. Actual results could differ from these estimates.
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for which the Company’s obligation to the customer has been satisfied. As of December 31, 2019 and 2018, the Company’s accounts receivable were $104.9 million and $105.7 million, respectively, which have been reduced by allowances for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.7 million and $2.6 million, respectively.
Inventories
Inventories are stated at the lower of cost or market on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	December 31, 2019	December 31, 2018
Ingredients and packaging	$21,439	$18,865
Finished goods	22,513	16,446
Inventory in transit to customers	3,656	3,269
	$47,608	$38,580
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
The Company assesses property, plant and equipment for impairment when circumstances arise which could change its use or expected life. For the years ended December 31, 2019, 2018 and 2017 the Company recorded impairment losses of $0.5 million, $1.4 million and $1.0 million, respectively, in the Sweet Baked Goods segment.
Software Costs
Costs associated with computer software projects during the preliminary project stage are expensed as incurred. Once management authorizes and commits to funding a project, appropriate application development stage costs are capitalized. Capitalization ceases when the project is substantially complete and the software is ready for its intended use. Upgrades and enhancements to software are capitalized when such enhancements are determined to provide additional functionality. Training and maintenance costs associated with software applications are expensed as incurred.
Included in the caption “Other assets” in the consolidated balance sheets is capitalized software in the amount of approximately $11.9 million and $8.5 million at December 31, 2019 and 2018, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative expense in the consolidated statements of operations was $2.7 million for both years ended December 31, 2019 and 2018, and $2.5 million for the year ended December 31, 2017.
Goodwill and Intangible Assets
At December 31, 2019 and 2018, the goodwill balances of $535.9 million and $575.6 million, respectively, represent the excess of the amount the Company paid for the acquisition of Hostess Holdings from the Metropoulos Entities

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and other former equity holders in a 2016 transaction over the fair value of the assets acquired and liabilities assumed. The resulting goodwill was allocated to the Sweet Baked Goods reporting unit and the In-Store Bakery reporting unit. No goodwill was recorded in connection with the acquisition of the Cloverhill Business during the year ended December 31, 2018 as the fair value of net assets approximated the consideration paid. During the year ended December 31, 2019, the Company divested the In-Store Bakery operations and removed all allocated goodwill.
Goodwill by reporting unit is tested for impairment annually by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. For the 2019 annual impairment test, the Company elected to perform the qualitative test. No indicators of impairment were noted.
For the 2018 annual impairment test, the Company elected to perform a quantitative impairment test. For this test, fair value was determined based on a combination of an income approach utilizing the discounted cash flow method and the market approach using the market comparable method. Significant assumptions used to determine fair value under the discounted cash flow method included future trends in sales, operating expenses, capital expenditures and changes in working capital, along with an appropriate discount rate based on our estimated cost of equity capital, after-tax cost of debt and future economic and market conditions. To the extent the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired and an impairment charge was recorded to reduce the reporting unit to fair value.
The Company’s indefinite-lived intangible assets consist of trademarks and trade names. The $1,408.6 million and $1,409.9 million balances at December 31, 2019 and 2018, respectively, were recognized as part of the 2016 acquisition of Hostess Holdings and the 2018 acquisition of the Cloverhill Business. The trademarks and trade names are integral to the Company’s identity and are expected to contribute indefinitely to its corporate cash flows. Fair value for trademarks and tradenames was determined using the income approach, which is considered to be Level 3 within the fair value hierarchy. The application of the income approach was premised on a royalty savings method, whereby the trademark and tradenames are valued by reference to the amount of royalty income they could generate if they were licensed, in an arm’s-length transaction, to a third party. These assets have been assigned an indefinite life and therefore are not amortized but rather evaluated for impairment annually using the qualitative or quantitative methods similar to goodwill. For the quantitative assessment, the valuation of trademarks and trade names are determined using the relief of royalty method. significant assumptions used in this method include future trends in sales, a royalty rate and a discount rate to be applied to the forecast revenue stream.
During the years ended December 31, 2019 and 2018, the Company recognized impairment charges of $1.0 million and $3.3 million, respectively, to the In-Store Bakery goodwill and intangibles. See Note 7. Goodwill and Intangible Assets for more information on impairment charges.
Also, the Company has finite-lived intangible assets, net of accumulated amortization of $444.7 million and $491.3 million balances on December 31, 2019 and 2018 respectively, that consist of customer relationships that were recognized as part of the Hostess Holdings and Cloverhill acquisitions. For customer relationships, the application of the income approach (Level 3) was premised on an excess earnings method, whereby the customer relationships are valued by the earnings expected to be generated from those customers after other capital charges. Definite-lived intangible assets are being amortized on a straight-line basis over the estimated remaining useful lives of the assets.
Reserves for Self-Insurance Benefits
The Company’s employee health plan is self-insured by the Company up to a stop-loss amount of $0.3 million for each participant per plan year. In addition, the Company maintains insurance programs covering its exposure to workers’ compensation. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Included in the accrued expenses in the consolidated balance sheets is a reserve for healthcare claims in the amount of approximately $2.0 million and $1.6 million at December 31, 2019 and 2018, respectively, and a reserve for workers’ compensation claims of $2.7 million and $1.9 million at December 31, 2019 and 2018, respectively.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
Subsequent to its adoption of Topic 842 on January 1, 2019, the Company recognizes a right of use asset and corresponding lease liability on the consolidated balance sheet for all lease transactions with terms of more than 12 months. Agreements are determined to contain a lease if they convey the use and control of an underlying physical asset. Based on the nature of the lease transaction, leases are either classified as financing or operating. Under both classifications, the right of use asset and liability are initially valued based on the present value of the future minimum lease payments using an effective borrowing rate at the inception of the lease. The Company determined the effective borrowing rate based on its expected incremental borrowing rate on collateralized debt. At December 31, 2019, 4.4% was the weighted average effective borrowing rates for outstanding operating leases.
Under a financing lease, interest expense related to the lease liability is recognized over the lease term using an effective interest rate method and right of use assets are amortized straight-line over the term of the lease. Under an operating lease, minimum lease payments are expensed straight-line over the lease term. Lease liabilities are amortized using an effective interest rate method and right of use assets are reduced based on the excess of the sum of the straight-line lease expense and the reduction of the lease liability over the actual lease payments. At December 31, 2019, the average remaining terms on operating leases were approximately six years.
Variable lease payments, such as taxes and insurance, are expensed as incurred. Expenses related to leases with original terms less than 12 months (short-term leases) are expensed as incurred. For all leases related to distribution, bakery and corporate facilities, the Company has elected not to separate non-lease components from lease components.
At December 31, 2019, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 5. Property and Equipment). Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet (see Note 10. Debt).

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
See Note 6. Segment Reporting for a disaggregation of net revenue.
The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Sweet Baked Goods	23.3%	20.4%	19.7%
In-Store Bakery	0.3%	0.6%	0.7%
Total	23.6%	21.0%	20.4%

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
Collective Bargaining Agreements
As of December 31, 2019, approximately 44%, of the Company’s employees are covered by collective bargaining agreements. None of these agreements expire before December 31, 2020.
Employee Benefit Plans
The Company provides several benefit plans for employees depending upon employee eligibility. The Company has a health care plan, a defined contribution retirement plan (401(k)), company-sponsored life insurance, and other benefit plans. The Company’s contributions to the defined contribution retirement plan were $1.8 million, $1.9 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company offers an annual incentive plan based upon annual operating targets. Final payout is approved by the board of directors. As of December 31, 2019 there was $6.8 million accrued for this plan. No amounts were accrued for this plan at December 31, 2018.
Income Taxes
Hostess Brands, Inc. owns a controlling interest in Hostess Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hostess Holdings is not directly subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Hostess Holdings is passed through to and included in the taxable income or loss of its partners, including the Company. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Hostess Holdings.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2017, the Tax Reform was signed into law. The Company has recognized the tax impacts related to the revaluation of deferred tax assets and liabilities. Further information on the tax impacts of Tax Reform is included in Note 14. Income Taxes
Derivatives
The Company has entered into an interest rate swap contract to mitigate its exposure to changes in the variable interest rate on its long-term debt. This contract was designated as a cash flow hedge. Changes in the fair value of this instrument are recognized in accumulated other comprehensive income in the consolidated balance sheets and reclassified into earnings in the period in which the hedged transaction affects earnings. Hedging ineffectiveness, if any, is recognized as a component of interest expense in the consolidated statements of operations. Payments made under this contract are included in the supplemental disclosure of interest paid in the consolidated statements of cash flows.
During the year ended December 31, 2019, the Company used foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to future commitments denominated in currencies other than the US dollar. The foreign currency contract outstanding as of December 31, 2019 did not qualify as a cash flow hedge.
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
New Accounting Pronouncements
In June 2016, ASU 2016-13 Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”) was issued. This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company adopted this ASU on January 1, 2020. Based on its assessment, the Company does not expect the adoption will have a material impact on its consolidated financial statements.

In December 2019, ASU 2019-12 Income Taxes: Simplifying the Accounting for Income Taxes (“Topic 740”) was issued. This ASU simplifies the accounting for certain income tax related items, including intraperiod tax allocations, deferred taxes related to foreign subsidiaries and step-up in tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is still assessing the impact of this update.

2. Divestiture of In-Store Bakery Operations

On August 30, 2019, the Company sold its In-Store Bakery operations, including relevant trademarks and licensing agreements, to an unrelated party. The operations included products that were primarily sold in the in-store bakery section of U.S. retail channels. The Company divested the operations to provide more focus on future investment in areas of its business that better leverage its core competencies.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company received proceeds from the divestiture of $65.0 million prior to transaction expenses and subject to certain post-closing adjustments. In connection with the sale, during the year ended December 31, 2019, the Company recognized transaction expenses of $2.1 million and a loss on disposal of $0.3 million within other operating expenses on the consolidated statements of operations.

3. Business Combinations

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

No goodwill was recognized as part of this acquisition. During the year ended December 31, 2018, the Company incurred $0.3 million of expenses related to this acquisition. These expenses are classified as business combination transaction costs on the consolidated statements of operations.

4. Stock-Based Compensation

Hostess Brands, Inc. 2016 Equity Incentive Plan

The Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) provides for the granting of various equity-based incentive awards to members of the Board of Directors of the Company, employees and service providers to the Company. The types of equity-based awards that may be granted under the 2016 Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. There are 7,150,000 registered shares of Class A common stock reserved for issuance under the 2016 Plan. All awards issued under the 2016 Plan may only be settled in shares of Class A common stock. As of December 31, 2019, 3,490,775 shares remained available for issuance under the 2016 Plan.

Share-based compensation expense totaled approximately $9.2 million, $5.6 million and $7.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
For certain RSU awards, a portion of the granted units are banked at each annual performance period if the Company achieves certain EBITDA targets. Banked shares continue to be subject to the requisite service period under the terms of the awards. Depending on actual performance during each of the three annual performance periods, award recipients have the opportunity to receive up to 225% of the granted units. At December 31, 2019 there were no RSU awards with EBITDA performance conditions outstanding. As of December 31, 2018 there were 0.3 million RSU awards with EBITDA performance conditions outstanding.
The vesting of certain RSU awards is contingent upon the Company’s Class A stock achieving a certain total stockholder return (“TSR”) in relation to a group of its peers, measured over a two or three year period. Depending on the actual performance over the measurement period, an award recipient has the opportunity to receive up to 200% of the granted awards. At December 31, 2019 and 2018 there were 0.3 million and 0.1 million RSU awards with TSR performance conditions outstanding, respectively.
Upon an employee’s termination, certain RSU awards provided that unvested awards will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2016 Plan. Other RSU awards provide for accelerated vesting upon an employee's termination under certain circumstances.
The following table summarizes the activity of the Company’s unvested RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2017	915,894	$15.73
Total Granted	440,883	12.92
Forfeited	(172,257)	15.46
Vested(1)	(288,736)	15.61
Unvested as of December 31, 2018	895,784	$14.46
Total Granted	721,985	12.76
Forfeited	(298,601)	14.96
Vested(2)	(415,033)	14.26
Unvested as of December 31, 2019	904,135	$12.99
(1) Includes 81,960 shares withheld to satisfy $1.0 million of employee tax obligations upon vesting.
(2) Includes 108,012 shares withheld to satisfy $1.4 million of employee tax obligations upon vesting.
As of December 31, 2019 and 2018, there was $7.6 million and $6.4 million of total unrecognized compensation cost, respectively, related to non-vested RSUs granted under the 2016 Plan that are considered probable to vest; that cost is expected to be recognized over a weighted average remaining period of approximately 1.8 years and 1.5 years, respectively. As of December 31, 2019 there were no awards outstanding for which it was not probable that the performance conditions would be met. As of December 31, 2018 the grant date fair value of such awards was $4.1 million.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2019 and 2018, $7.2 million and $4.3 million, respectively, of compensation expense related to the RSUs was recognized within general and administrative expenses on the consolidated statements of operations.
Restricted Stock Awards (“RSAs”)
During the year ended December 31, 2017, the Company granted 0.4 million shares of restricted stock to the Company’s Chief Executive Officer under the 2016 Plan. The fair value of the restricted stock was calculated based on the closing market price of the Company’s Class A common stock on the grant date. Also during 2017, in connection with the announcement of the Company’s Chief Executive Officer’s retirement, the grant was reduced so 0.1 million shares would vest on January 1, 2018.
For the year ended December 31, 2017, the Company recognized expense of $1.0 million related to the restricted stock awards within general and administrative expenses on the consolidated statements of operations. No restricted stock awards were issued by the Company during 2019 or 2018. As of December 31, 2019 and 2018, there were no outstanding shares of restricted stock.
Stock Options
The following table includes the significant inputs used to determine the fair value of options issued under the 2016 plan.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Expected volatility (1)	26.66%	27.13%
Expected dividend yield (2)	—%	—%
Expected option term (3)	6.00 years	6.25 years
Risk-free rate (4)	1.8%	3.0%
(1)The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period based on the expected term and ending on the grant date.
(2)From its inception through December 31, 2019, the Company has not paid any dividends on its common stock. As of the stock option grant date, the Company does not anticipate paying any dividends on common stock over the term of the stock options. Option holders have no right to dividends prior to the exercise of the options.
(3)The Company utilized the simplified method to determine the expected term of the stock options since the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
(4)The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant which corresponds to the expected term of the stock options.
The stock options vest in equal annual installments on varying dates through 2022. The maximum term under the grant agreement is ten years. As of December 31, 2019, there was $3.7 million of total unrecognized compensation cost related to non-vested stock options outstanding under the 2016 Plan; that cost is expected to be recognized over the vesting periods. For the years ended December 31, 2019 and 2018, there was $2.0 million and $1.3 million, respectively, of expense related to the stock options recognized within general and administrative costs on the consolidated statements of operations.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity of the Company’s unvested stock options.

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2017	827,620	5.54	$15.74	$4.97
Granted	382,070	0	15.78	5.04
Forfeited	(265,751)	0	14.7	5.24
Outstanding as of December 31, 2018	943,939	5.54	$13.54	$4.97
Exercisable as of December 31, 2018	273,759	4.53	$15.47	$5.00
Granted	905,421	—	11.59	3.76
Exercised	(7,463)	—	13.11	4.17
Forfeited	(124,226)	—	12.42	4.13
Outstanding as of December 31, 2019	1,717.671	8.35	$13.35	$4.15
Exercisable as of December 31, 2019	486,663	7.35	$15.43	$4.80

Related Party Stock Awards

Under the terms of its employment agreement with C. Dean Metropoulos, the Company was obligated to grant additional equity to Mr. Metropoulos if certain EBITDA thresholds were met for 2017 and 2018. These thresholds were not met and no additional equity was granted to Mr. Metropoulos under these arrangements. The agreements expired by their terms on December 31, 2018.

5. Property and Equipment
Property and equipment consists of the following:

(In thousands)	December 31, 2019	December 31, 2018

Land and buildings	$53,683	$47,418
Right of use assets - operating	23,771	—
Machinery and equipment	209,382	194,830
Construction in progress	5,878	6,059
	292,714	248,307
Less accumulated depreciation	(50,330)	(27,958)
	$242,384	$220,349

Depreciation expense was $17.2 million, $14.6 million and $11.8 million for the years ended December 31, 2019, 2018, 2017, respectively.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Segment Reporting
The Company has two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company’s Sweet Baked Goods segment consists of fresh and frozen baked goods and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill®, and Big Texas® brands. The In-Store Bakery segment consists primarily of Superior on Main® branded products sold through the in-store bakery section of grocery and club stores. During the year ended December 31, 2019, the Company divested its In-Store Bakery business. As of December 31, 2019, there were no assets related to the In-Store Bakery business.
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017

Net revenue:
Sweet Baked Goods	$878,973	$808,355	$733,827
In-Store Bakery	28,702	42,034	42,361
Net revenue	$907,675	$850,389	$776,188

Depreciation and amortization (1):
Sweet Baked Goods	$41,732	$38,607	$35,441
In-Store Bakery	1,602	2,804	2,729
Depreciation and amortization	$43,334	$41,411	$38,170

Gross profit:
Sweet Baked Goods	$293,648	$258,995	$316,916
In-Store Bakery	6,186	8,282	9,982
Gross profit	$299,834	$267,277	$326,898

Capital expenditures (2):
Sweet Baked Goods	$35,354	$53,394	$35,609
In-Store Bakery	182	354	774
Capital expenditures	$35,536	$53,748	$36,383

(1)Depreciation and amortization include charges to net income classified as costs of goods sold and general and administrative expenses on the consolidated statements of operations.
(2)Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable.

Total assets by reportable segment are as follows:

(In thousands)	December 31, 2019	December 31, 2018
Total segment assets:
Sweet Baked Goods	$3,097,701	$2,924,333
In-Store Bakery	—	86,380
Total segment assets	$3,097,701	$3,010,713

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Goodwill and Intangible Assets
Goodwill and intangible assets as of December 31, 2019 and 2018 were recognized as part of the 2016 purchase of Hostess Holdings from the Metropoulos Entities and other legacy equity holders, as well as the acquisition of the Cloverhill Business in 2018.

During the years ended December 31, 2019 and 2018, the Company recognized goodwill impairment charges related to its In-Store Bakery reporting unit of $1.0 million and $2.7 million, respectively, within other operating expense on the consolidated statements of operations. During the year ended December 31, 2019, the Company divested its In-Store Bakery segment (see Note 2. Divestiture of In-Store Bakery Operations). Goodwill activity is presented below by reportable segment:

(In thousands)	Sweet Baked Goods	In-Store Bakery	Total
Balance as of December 31, 2017	$529,423	$50,023	$579,446
Impairment	—	(2,700)	(2,700)
Other reclassifications and tax adjustments	6,430	(7,531)	(1,101)
Balance as of December 31, 2018	$535,853	$39,792	$575,645
Impairment	—	(1,000)	(1,000)
Divestiture	—	(38,792)	(38,792)
Balance as of December 31, 2019	$535,853	$—	$535,853

Intangible assets consist of the following:

(In thousands)	December 31, 2019	December 31, 2018
Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,408,630	$1,410,497
Intangible assets with definite lives (Customer Relationships)	515,713	543,120
Less accumulated amortization (Customer Relationships)	(71,028)	(51,802)
Less accumulated impairment charges (Trademarks and Trade Names)	—	(600)
Intangible assets, net	$1,853,315	$1,901,215

During the year ended December 31, 2019,the Company divested of its In-Store Bakery segment, resulting in a reduction of intangible assets, net of $24.5 million. Amortization expense was $23.4 million, $24.1 million and $23.9 million for the years ended December 31, 2019, 2018 and 2017 respectively. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 19 to 23 years. The weighted-average amortization period as of December 31, 2019 for customer relationships was 19.8 years. Future expected amortization expense is as follows:

(In thousands)
2020	$22,513
2021	22,513
2022	22,513
2023	22,513
2024	22,513
2025 and thereafter	332,120

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	December 31, 2019	December 31, 2018

Incentive compensation	$6,840	$3,261
Accrued interest	4,870	4,849
Payroll, vacation and other compensation	3,389	6,104
Workers compensation reserve	2,665	1,866
Self-insurance reserves	1,938	1,646
Taxes	1,255	411
Interest rate swap contract	704	—
	$21,661	$18,137

9. Tax Receivable Agreement
The tax receivable agreement generally provides for the payment by the Company to the legacy Hostess Equity Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) in periods after the closing of the 2016 acquisition (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B Units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the 2016 acquisition; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the 2016 acquisition and prior to subsequent exchanges of Class B Units; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to the Metropoulos Entities in accordance with specified percentages, regardless of the source of the applicable tax attribute. The Company recognizes a liability on the consolidated balance sheet based on the undiscounted estimated future payments under the Tax Receivable Agreement. Significant inputs used to estimate the future expected payments include a 26.4% cash tax savings rate.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity related to the Tax Receivable Agreement obligations:

(In thousands)
Balance December 31, 2017	$124,360
Exchange of Class B units for Class A shares	294
Reduction of future payments due to Buyout	(46,372)
Remeasurement due to change in estimated state tax rate	(1,866)
Payments	(7,353)
Balance December 31, 2018	$69,063
Exchange of Class B units for Class A shares	71,679
Remeasurement due to disposal of In-Store Bakery operations	1,779
Remeasurement due to change in estimated state tax rate	(1,593)
Payments	(2,732)
Balance December 31, 2019	$138,196

The Tax Receivable Agreement obligations increased $71.7 million during the year ended December 31, 2019, due to additional tax basis realized from the exchange of Class B Units.
During the year ended December 31, 2019, the Company remeasured the Tax Receivable Agreement obligations due to changes in state tax rates resulting in a $1.6 million benefit as the Company decreased its estimated cash tax savings rate from 26.9% to 26.4%. Additionally, the disposition of the In-Store Bakery operations resulted in a $1.8 million expense recognized on the consolidated statement of operations.
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
As of December 31, 2019 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
2020	$12,100
2021	7,400
2022	7,400
2023	7,800
2024	8,100
Thereafter	95,396

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Debt
A term loan was originated on October 1, 2019 through the Company’s subsidiary, Hostess Brands, LLC (referred to below as the “Fourth Term Loan”). It requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum (“New LIBOR Floor”) plus a margin of 2.25% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2025. The Fourth Term Loan is secured by substantially all of Hostess Brands, LLC’s present and future assets.

The Fourth Term Loan refinanced the remaining balance of $976.4 million on the Third New First Lien Term Loan (“Third Term Loan”) through a non-cash refinancing transaction. The Third Term Loan was originated by Hostess Brands, LLC on November 20, 2017 and required quarterly payments of interest at a rate equal to the the New LIBOR Floor plus a margin of 2.50% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2022.

A summary of the carrying value of the debt and the lease obligations is as follows:

(In thousands)	December 31, 2019	December 31, 2018
Term Loan (4.14% as of December 31, 2019)
Principal	$973,930	$983,825
Unamortized debt premium and issuance costs	(3,094)	3,778
	970,836	987,603
Lease obligations	16,452	401
Total debt and lease obligations	987,288	988,004
Less: Amounts due within one year	(11,883)	(11,268)
Long-term portion	$975,405	$976,736

At December 31, 2019 and 2018, the approximate fair value of the Company’s debt was $977.6 million and $927.3 million, respectively. The fair value is calculated using current interest rates and pricing from financial institutions (Level 2 inputs).

At December 31, 2019, minimum debt repayments under the Fourth Term Loan are due as follows:

(In thousands)
2020	$9,764
2021	9,764
2022	9,764
2023	9,764
2024	9,764
2025 and thereafter	925,110

Revolving Credit Facility
On October 1, 2019, Hostess Brands, LLC amended its Revolving Credit Agreement (the “Revolver”), providing for borrowings up to $100.0 million, a stated maturity date of August 3, 2024 and secured by liens on substantially all of Hostess Brands, LLC’s present and future assets, including accounts receivable and inventories, as defined in the Revolver. The Revolver is ranked equally with the Fourth Term Loan in regards to secured liens. The Revolver has an annual commitment fee on the unused portion of between 0.375% and 0.50% annually based upon the unused percentage. Interest on borrowings under the Revolver is, at Hostess Brands, LLC’s option, either the applicable LIBOR plus a margin of 2.25% per annum or the base rate plus a margin of 1.25% per annum.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to the amendment the Revolver originated on August 3, 2015 had a stated maturity date of August 3, 2020 and an annual commitment fee on the unused portion of between 0.375% and 0.50% annually based upon the unused percentage. Interest on borrowings under the Revolver was, at Hostess Brands, LLC’s option, either the applicable LIBOR plus a margin of between 3.00% and 3.50% per annum or the base rate plus a margin of 2.00% to 2.50% per annum. All other significant terms and provisions were unchanged by the amendment.

The Company had no outstanding borrowings under the Revolver as of December 31, 2019 or 2018. See Note 15. Commitments and Contingencies for information regarding the letters of credit, which reduce the amount available for borrowing under the Revolver. The Revolver contains certain restrictive financial covenants. As of December 31, 2019, the Company was in compliance with these covenants.

11. Derivative Contracts

To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and are reduced by $100 million each year of the five-year contract. As of December 31, 2019, the notional amount is $300 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At December 31, 2019, the effective fixed interest rate on the long-term debt hedged by this contract was 4.03%.
As of December 31, 2019, the fair value of the interest rate swap contract of $0.7 million was reported within accrued expenses and other current liabilities on the consolidated balance sheets. As of 43465, the fair value of the interest rate swap contract of $5.1 million was reported within other assets, net on the consolidated balance sheet. The $0.4 million of unrealized expense recognized in accumulated other comprehensive income as of December 31, 2019 is expected to be reclassified into interest expense through December 31, 2020. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).
In connection with the agreement to purchase Voortman as described in Note 15. Commitments and Contingencies, the Company entered into a deal-contingent foreign currency contract to hedge the $440 million Canadian Dollars (“CAD”) forecasted purchase price and a portion of the subsequent expected conversion costs. The contract was settled in cash following the completion of the purchase on January 3, 2020. At December 31, 2019, the contract had a value of $7.1 million recognized within other current assets on the consolidated balance sheet based on available market information on similar contracts (Level 2) and a corresponding gain of $7.1 million was recognized in gain on foreign currency contract within the consolidated statements of operations.

12. Equity
The Company’s authorized common stock consists of three classes: 200,000,000 shares of Class A common stock, 50,000,000 shares of Class B Stock, and 10,000,000 shares of Class F common stock (none of which were issued and outstanding at December 31, 2019 or 2018). As of December 31, 2019 and 2018, there were 122,108,086 and 100,046,392 shares of Class A common stock issued and outstanding, respectively. As of December 31, 2019 and 2018 there were 8,409,834 and 30,255,184 shares of Class B common stock issued and outstanding, respectively.
Shares of Class A common stock and Class B Stock have identical voting rights. However, shares of Class B Stock do not participate in earnings or dividends of the Company. Ownership of shares of Class B Stock is restricted to owners of Class B Units in Hostess Holdings. Class B units in Hostess Holdings may be exchanged (together with the cancellation of an equivalent number of shares of Class B Stock) by the holders thereof for, at the election of the Company, shares of Class A common stock or the cash equivalent of such shares.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2019 and 2018, there were 48,453,154 and 48,274,307 public warrants, and 8,046,636 and 8,225,583 private placement warrants outstanding, respectively. Each warrant entitles its holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of Class A common stock. The warrants expire on December 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. The potential resale of the private placement to the public warrants has been registered with the SEC. When sold to the public, the private placement warrants will become public warrants.

13. Earnings Per Share

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

Below are basic and diluted earnings per share:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Numerator:
Net income attributable to Class A stockholders (in thousands)	$63,115	$62,895	$223,897
Denominator:
Weighted-average Class A shares outstanding - basic (excluding non-vested restricted stock awards)	110,540,264	99,957,049	99,109,629
Dilutive effect of warrants	3,693,758	3,021,239	6,113,053
Dilutive effect of RSAs and RSUs	465,425	120,106	84,611
Weighted-average shares outstanding - diluted	114,699,447	103,098,394	105,307,293
Earnings per Class A share - basic	$0.57	$0.63	$2.26
Earnings per Class A share - dilutive	$0.55	$0.61	$2.13

For all years presented, the dilutive effect of stock options were excluded from the computation of diluted earnings per share because the assumed proceeds from the awards’ exercise were greater than the average market price of the common shares.

14. Income Taxes
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax expense (benefit) consisted of the following:

(In thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Current tax expense (benefit)
Federal	$1,724	$622	$11,163
State and local	1,047	2,077	2,903
Total Current	2,771	2,699	14,066

Deferred tax expense (benefit)
Federal	14,859	14,476	(93,457)
State and local	(738)	(4,221)	12,187
Total Deferred	14,121	10,255	(81,270)
Income tax expense (benefit), net	$16,892	$12,954	$(67,204)
The Company owns a controlling interest in Hostess Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hostess Holdings is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Hostess Holdings is passed through and included in the taxable income or loss of its partners. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of Hostess Holdings.
The operations of Hostess Holdings include those of its C corporation subsidiaries. These C corporation subsidiaries are subject to U.S. federal, state and local income taxes. The Company’s tax provision includes income taxes for the share of Hostess Holdings income or loss passed through to the Company, the income or loss of the Company’s C corporation subsidiaries and the deferred tax impact of outside basis differences in its investments in subsidiaries.
For the years ended December 31, 2019, 2018, and 2017, the effective income tax rate differs from the federal statutory income tax rate as explained below:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
U. S. federal statutory income tax rate	21.0%	21.0%	35.0%

State and local income taxes, net of federal benefit	4.6	4.3	3.8
Income attributable to non-controlling interest	(3.2)	(4.1)	(6.3)
Tax Cuts and Jobs Act	—	—	(66.2)
Change in state tax rate	(4.8)	(6.0)	1.2
Gain on TRA buyout	—	(1.4)	—
Other	0.3	(0.1)	(2.7)
Effective income tax rate	17.9%	13.7%	(35.2)%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are summarized as follows:

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	As of December 31, 2019	As of December 31, 2018
Deferred tax assets
Imputed interest	$6,198	$3,064
Tax credits	2,599	2,696
Disallowed interest carryforward	—	2,374
Net operating loss carryforwards	249	1,000
Other	1,343	1,252
Total deferred tax assets	10,389	10,386

Deferred tax liabilities
Investment in partnership	(266,440)	(279,015)
Goodwill and intangible assets	—	(7,023)
Property and equipment	—	(1,261)
Other	—	(1,041)
Total deferred tax liabilities	(266,440)	(288,340)

Total deferred tax assets and liabilities	$(256,051)	$(277,954)
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
The Company and its C corporation subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. For federal and state tax purposes, the Company and its C corporation subsidiaries are generally subject to examination for three years after the income tax returns are filed. As such, income tax returns filed since 2016 remain open for examination by tax authorities. The Company’s C corporation subsidiaries utilized U.S. loss carryforwards which date back to 2005, therefore those carryforwards are subject to examination as well. Hostess Holdings is under IRS examination for the 2017 tax year.
At December 31, 2019, the Company has gross state net operating losses of approximately $4.0 million and state credits of approximately $3.3 million. Unless utilized, the state net operating losses carryforwards expire from 2030 to 2036 and the state credits expire from 2028 to 2035.
The Company does not have any significant uncertain tax positions and therefore has no unrecognized tax benefits as of December 31, 2019 or 2018 that if recognized, would affect the annual effective tax rate. Therefore,the Company has not recorded any penalties and interest during the years ended December 31, 2019 or 2018. Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statements of operations.

Tax Reform significantly changed U.S. tax law by lowering the corporate income tax rate permanently from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under Tax Reform, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a non-cash tax benefit of $111.3 million in the Company’s consolidated statements of operations for the year ended December 31, 2017.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Commitments and Contingencies
Share Purchase Agreement
On November 29, 2019, a subsidiary of the Company entered into a share purchase agreement to acquire all of the shares of the parent company of Voortman, a Canadian manufacturer of premium, branded wafers, as well as sugar-free and specialty cookies for approximately $320 million ($425 million CAD), subject to customary adjustments for net indebtedness of the acquired business and working capital.
This agreement contains customary representations, warranties and covenants of the parties. Subject to certain exceptions and other provisions, the parties have agreed to indemnify each other for breaches of representations and warranties, breaches of covenants and certain other matters. Approximately $10.8 million CAD of the purchase price was deposited into an escrow account to satisfy amounts in respect of purchase price adjustments and to provide for payment of indemnity claims, if any. The transaction closed on January 3, 2020. A preliminary allocation of the purchase price to the net assets acquired in this business combination is expected to be made during the first quarter of 2020.
The transaction was financed with cash on hand and incremental debt. On January 3, 2020, Hostess Brands, LLC entered into $140.0 million of incremental term loans through an amendment to its existing credit agreement. The terms, conditions and covenants applicable to the new term loans were the same as the terms, conditions and covenants applicable to the existing term loans described in Note 10. Debt.

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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Commitments
Operating Leases
In 2019, the Company leased facilities for its commercial office and primary distribution centers under noncancelable operating lease arrangements. The future minimum lease payments under these agreements as of December 31, 2019 are shown below.

(In thousands)
2020	$3,541
2021	$2,222
2022	$2,494
2023	$2,735
2024	$3,848
Thereafter	$4,081
Financing Leases
The Company entered into a bond-lease agreement with the Development Authority of Columbus, Georgia on December 1, 2013, which was amended in December, 2016. The bond-lease transaction required the Company to exchange its property to the taxing jurisdiction for tax-exempt bonds issued in the name of the Company not to exceed $18 million. As the issuer and holder of the bonds, the Company is not required to make lease payments. On December 16, 2013, the Company received an ad valorem tax agreement from the Columbus, Georgia Board of Tax Assessors granting tax abatement for the real and personal property located at the Company’s Columbus, Georgia bakery through 2023. The Company has elected to use the right of offset under ASC 210-20 to net the asset and the liability.
The table below shows the composition of lease expenses for the period subsequent to the adoption of Topic 842:

(In thousands)	Year Ended December 31, 2019
Reduction of right of use asset, financing lease	$133
Interest, financing lease	$16
Operating lease expense	$3,070
Short-term lease expense	$968
Variable lease expense	$1,076
$5,263

For short-term leases, Hostess records rent expense in its consolidated statements of operations on a straight-line basis over the lease term. Variable lease payments, which primarily include taxes, insurance and common area maintenance, are expensed as incurred. During the year ended December 31, 2019, the Company entered into a lease agreement for its new distribution center in Edgerton, Kansas. The agreement has a base term of six and a half years with two five year extension. The right of use of use asset and lease liability were calculated using the six and a half year term. Rent expense for operating leases prior to the adoption of Topic 842 was $1.9 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Contractual commitments were as follows:

(In thousands)	Total Committed	Commitments within 1 year	Commitments beyond 1 year
Ingredients	$76,441	$75,280	$1,161
Packaging	$49,260	$49,260	$—

Letters of Credit
The Company is a party to Letter of Credit arrangements to provide for the issuance of standby letters of credit in the amount of $4.2 million and $3.0 million for the years ended 2019 and 2018, respectively. The arrangements support the collateral requirements for insurance. The Letters of Credit are 100% secured through our Revolver.

16. Unaudited Quarterly Financial Data

Summarized quarterly financial data:

	Three Months Ended
(In thousands, expect per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net revenue	$216,666	$227,211	$241,060	$222,738
Operating income	39,534	23,571	36,881	36,110
Net income	23,555	10,729	16,669	26,612
Net income attributable to Class A stockholders	21,721	8,785	11,483	21,126
Earnings per Class A share:
Basic	0.18	0.08	0.11	0.21
Diluted	0.17	0.07	0.10	0.21

	Three Months Ended
(In thousands, except per share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net revenue	$214,815	$210,982	$215,849	$208,743
Operating income	30,344	23,693	34,649	32,872
Net income	16,352	11,152	24,620	29,302
Net Income attributable to Class A stockholders	11,830	7,941	19,283	23,841
Earnings per Class A share:
Basic	0.12	0.08	0.19	0.24
Diluted	0.12	0.08	0.18	0.23

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Subsequent Events
In February 2020 the Company entered into five-year interest rate swap contracts to further reduce the effect of interest rate fluctuations on its variable-rate Term Loan. The total notional value of these contracts was $250 million. Under the terms of the contracts, the Company will make quarterly payments based on a fixed interest rates ranging from 1.53% to 1.64% and receive quarterly payments based on the greater of LIBOR or 0.75%.

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

(b) Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Company’s internal control of financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)  Changes in Internal Control over Financial Reporting

Beginning in November 2019, we relocated our primary distribution center to Edgerton, Kansas. As part of this relocation, we implemented a new warehouse management system to handle all warehouse and distribution activity. We implemented changes to our internal controls to incorporate this system into our financial reporting process. Changes arising from this new system represent a material change in internal controls over financial reporting, otherwise there have been no changes in our internal control over financial reporting during the most recent calendar quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

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
2.1*
Master Transaction Agreement, dated as of July 5, 2016, by and among Gores Holdings, Inc., Homer Merger Sub, Inc., AP Hostess Holdings, L.P., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, and AP Hostess Holdings, L.P., in its capacity as the Sellers’ Representative (1)

2.2*
Share Purchase Agreement, dated as of November 29, 2019, by and among Hostess Brands, LLC, SPE Partners V, LP, Pacific Street Fund III, LP, PPM American Private Equity Fund V, LP, the Manufacturers Life Insurance Company, Roynat Capital Inc., Voortman Enterprises Trust, 2727939 Ontario Inc. and the persons listed on Exhibit A thereto.

3.1	Second Amended and Restated Certificate of Incorporation of Hostess Brands, Inc. (2)
3.2	Amended and Restated Bylaws of Hostess Brands, Inc. (3)
4.1	Specimen Class A Common Stock Certificate (2)
4.2	Specimen Warrant Certificate (2)
4.3	Warrant Agreement, dated August 13, 2015, between Gores Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (4)
4.4	Description of Capital Stock
10.1	Letter Agreement, dated August 10, 2016, between Gores Holdings, Inc. and Gores Sponsor LLC (5)
10.2	Amended and Restated Insider Letter Agreement, dated August 12, 2016, among Gores Holdings, Inc., its officers and directors, The Gores Group, LLC and Gores Sponsor LLC (5)
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

10.7	Form of Indemnification Agreement (2)
10.8	Letter Agreement, dated as of March 1, 2016, by and between Hostess Brands, LLC and Tom Peterson (2)
10.9	Hostess Brands, Inc. 2016 Equity Incentive Plan (2)
10.10	Fourth Amended and Restated First Lien Credit Agreement, dated as of October 1, 2019 (7)
10.11	Incremental Assumption and Amendment Agreement No. 4, dated as of October 1, 2019 (7)
10.12	Letter Agreement, dated as of December 6, 2017, by and between Hostess Brands, LLC and Andrew Jacobs (8)

10.13	Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (9)
10.13.1	Amendment No. 1, dated August 1, 2018, to the Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (11)
10.14	Hostess Brands Incentive Compensation Plan (10)
10.15	Form of Restricted Stock Unit Agreement (12)
10.16	Form of Performance Share Unit Award Agreement (12)
10.17	Form of Stock Option Award Agreement (12)
10.18	Form of Chief Executive Officer Restricted Stock Unit Award Agreement (12)
10.19	Form of Chief Executive Officer Performance Unit Award Agreement (12)
10.20	Form of Chief Executive Officer Stock Option Award Agreement (12)
10.21	Hostess Brands, Inc. Incentive Compensation Plan for Exempt Non-Sales Employees (13)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	The cover page from this Current Report on Form 8-K, formatted in Inline XBRL
*Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.

(1)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2016 and incorporated herein by reference.
(2)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2016 and incorporated herein by reference.
(3)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019 and incorporated herein by reference.
(4)Filed as an exhibit of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2015 and incorporated herein by reference.
(5)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016 and incorporated herein by reference.
(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2018 and incorporated herein by reference.

(7)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2019 and incorporated herein by reference.
(8)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018 and incorporated herein by reference.
(9)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018 and incorporated herein by reference.
(10)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference.
(11)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018 and incorporated herein by reference.
(12)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019 and incorporated herein by reference.
(13)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2019 and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Kansas City, Missouri on February 26, 2020.

HOSTESS BRANDS, INC.

By	/s/ Brian T. Purcell
Brian T. Purcell Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Andrew P. Callahan	President, Chief Executive Officer (principal executive officer) and Director	February 26, 2020
Andrew P. Callahan
/s/ Brian T. Purcell	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2020
Brian T. Purcell
/s/ C. Dean Metropoulos	Chairman and Director	February 26, 2020
C. Dean Metropoulos
/s/ Craig D. Steeneck	Director	February 26, 2020
Craig D. Steeneck
/s/ Gretchen R. Crist	Director	February 26, 2020
Gretchen R. Crist
/s/ Ioannis Skoufalos	Director	February 26, 2020
Ioannis Skoufalos
/s/ Jerry D. Kaminski	Director	February 26, 2020
Jerry D. Kaminski
/s/ Laurence Bodner	Director	February 26, 2020
Laurence Bodner