Form 10-Q
period 2020-03-31
Hostess Brands, Inc.
filed 2020-05-08
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-37540
HOSTESS BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware		47-4168492
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
7905 Quivira Road		66215
Lenexa,	KS	(Zip Code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 123,202,917 shares at May 5, 2020
Shares of Class B common stock outstanding - 7,440,587 shares at May 5, 2020

HOSTESS BRANDS, INC.
FORM 10-Q
For the Quarter Ended March 31, 2020

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and herein, as updated by subsequent filings. The impact of COVID-19 may also exacerbate these risks, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that the Company is not aware of currently. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	March 31,	December 31,
ASSETS	2020	2019

Current assets:
Cash and cash equivalents	$96,167	$285,087
Accounts receivable, net	147,064	104,892
Inventories	50,737	47,608
Prepaids and other current assets	12,321	15,569
Total current assets	306,289	453,156
Property and equipment, net	276,628	242,384
Intangible assets, net	1,987,931	1,853,315
Goodwill	701,905	535,853
Other assets, net	16,824	12,993
Total assets	$3,289,577	$3,097,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and lease obligations payable within one year	$14,437	$11,883
Tax receivable agreement payments payable within one year	10,800	12,100
Accounts payable	67,105	68,566
Customer trade allowances	48,876	45,715
Accrued expenses and other current liabilities	43,808	21,661
Total current liabilities	185,026	159,925
Long-term debt and lease obligations	1,112,388	975,405
Tax receivable agreement obligations	129,400	126,096
Deferred tax liability	290,342	256,051
Other long-term liabilities	1,320	—
Total liabilities	1,718,476	1,517,477

Commitments and Contingencies (Note 13)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 123,186,308 and 122,108,086 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	12	12
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 7,440,587 and 8,409,834 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid in capital	1,163,263	1,152,055
Accumulated other comprehensive income (loss)	(9,583)	(756)
Retained earnings	336,828	334,480
Stockholders’ equity	1,490,521	1,485,792
Non-controlling interest	80,580	94,432
Total liabilities and stockholders’ equity	$3,289,577	$3,097,701
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019

Net revenue	$243,485	$222,738
Cost of goods sold	164,148	147,550
Gross profit	79,337	75,188
Operating costs and expenses:
Advertising and marketing	10,063	8,863
Selling expense	18,120	8,520
General and administrative	25,195	17,471
Amortization of customer relationships	6,484	5,985
Business combination transaction costs	4,282	—
Other operating expense (income)	27	(1,761)
Total operating costs and expenses	64,171	39,078
Operating income	15,166	36,110
Other expense:
Interest expense, net	11,725	10,236
Other expense	553	440
Total other expense	12,278	10,676
Income before income taxes	2,888	25,434
Income tax expense (benefit)	248	(1,178)
Net income	2,640	26,612
Less: Net income attributable to the non-controlling interest	292	5,486
Net income attributable to Class A stockholders	$2,348	$21,126

Earnings per Class A share:
Basic	$0.02	$0.21
Diluted	$0.02	$0.21
Weighted-average shares outstanding:
Basic	123,123,656	100,085,141
Diluted	126,075,126	100,777,609

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019

Net income	$2,640	$26,612
Other comprehensive loss:
Unrealized loss on interest rate swap contracts designated as cash flow hedges	(12,708)	(2,165)
Tax benefit	3,169	447
Comprehensive income (loss)	(6,899)	24,894
Less: Comprehensive income (loss) attributed to non-controlling interest	(437)	4,984
Comprehensive income (loss) attributed to Class A stockholders	$(6,462)	$19,910

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2018	100,046,392	$10	30,255,184	$3	$925,902	$2,523	$271,365	$1,199,803	$350,454
Comprehensive income (loss)	—	—	—	—	—	(1,216)	21,126	19,910	4,984
Share-based compensation, net of income taxes of $613	—	—	—	—	1,668	—	—	1,668	—
Distributions	—	—	—	—	—	—	—	—	(457)
Exercise of public warrants	50	—	—	—	—	—	—	—	—
Balance–March 31, 2019	100,046,442	$10	30,255,184	$3	$927,570	$1,307	$292,491	$1,221,381	$354,981

Balance–December 31, 2019	122,108,086	$12	8,409,834	$1	$1,152,055	$(756)	$334,480	$1,485,792	$94,432
Comprehensive income	—	—	—	—	—	(8,810)	2,348	(6,462)	(437)
Share-based compensation, including income taxes of $103	106,770	—	—	—	2,180	—	—	2,180	—
Exchanges	969,247	—	(969.247)	—	11,819	(17)	—	11,802	(11,802)
Distributions	—	—	—	—	—	—	—	—	(1,613)
Exercise of employee stock options	2,030	—	—	—	153	—	—	153	—
Payment of taxes for employee stock awards	—	—	—	—	(1,004)	—	—	(1,004)	—
Exercise of public warrants	175	—	—	—	2	—	—	2	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,341	—	—	—	—	(1,942)	—	—	(1,942)	—
Balance–March 31, 2020	123,186,308	$12	7,440,587	$1	$1,163,263	$(9,583)	$336,828	$1,490,521	$80,580

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating activities
Net income	$2,640	$26,612
Depreciation and amortization	12,821	10,878
Debt discount (premium) amortization	338	(228)
Tax receivable agreement remeasurement	—	(1,761)
Unrealized foreign exchange losses	286	—
Non-cash lease expense	590	—
Share-based compensation	2,077	2,281
Deferred taxes	(649)	(2,882)
Loss on sale of assets	27	—
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(17,463)	(23,552)
Inventories	5,180	(4,578)
Prepaids and other current assets	3,270	2,917
Accounts payable and accrued expenses	864	16,594
Customer trade allowances	3,161	2,104
Net cash provided by operating activities	13,142	28,385

Investing activities
Purchases of property and equipment	(11,323)	(9,493)
Acquisition of business, net of cash acquired	(318,427)	—
Acquisition and development of software assets	(1,793)	(1,342)
Net cash used in investing activities	(331,543)	(10,835)

Financing activities
Repayments of long-term debt and lease obligations	(2,792)	(2,530)
Proceeds from long-term debt origination, net of fees paid	136,888	—
Distributions to non-controlling interest	(1,614)	(457)
Tax payments related to issuance of shares to employees	(1,004)	—
Cash received from exercise of options and warrants	155	—
Payments on tax receivable agreement	(1,279)	(457)
Net cash provided by (used in) financing activities	130,354	(3,444)
Effect of exchange rate changes on cash and cash equivalents	(873)	—
Net increase (decrease) in cash and cash equivalents	(188,920)	14,106
Cash and cash equivalents at beginning of period	285,087	146,377
Cash and cash equivalents at end of period	$96,167	$160,483

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$10,758	$11,087
Net taxes refunded	$(586)	$(10)
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$2,014	$1,436
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing snack products, including sweet baked goods, cookies and wafers in North America.
The Company’s operations are conducted through indirect operating subsidiaries that are wholly-owned by Hostess Holdings, L.P. (“Hostess Holdings”), a direct subsidiary of Hostess Brands, Inc. Hostess Brands, Inc. holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests therein and consolidates Hostess Holdings in the Company’s consolidated financial statements. The remaining limited partnership interests in Hostess Holdings are held by the holders of the outstanding shares of Class B common stock of Hostess Brands, Inc. These limited partnership interests in Hostess Holdings are reflected in the consolidated financial statements as a non-controlling interest. In January 2020, the Company acquired Voortman Cookies, Limited (“Voortman”) a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies.

Basis of Presentation
The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements include all adjustments necessary for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented, and all such adjustments were of a normal and recurring nature. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2019.

For the periods presented, the Company has two reportable segments: Snacking and In-Store Bakery. The Company sold its In-Store Bakery operations on August 30, 2019. Subsequent to the sale, Snacking is the Company’s single reportable segment.
Adoption of New Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted the standard effective January 1, 2020. Adoption of Topic 326 did not have a material impact on the Company’s consolidated financial statements.

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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of March 31, 2020 and December 31, 2019, the Company’s accounts receivable were $147.1 million and $104.9 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $3.7 million and $2.7 million, respectively.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	March 31, 2020	December 31, 2019

Ingredients and packaging	$22,726	$21,439
Finished goods	24,709	22,513
Inventory in transit to customers	3,302	3,656
	$50,737	$47,608
Software Costs

Capitalized software is included in “Other assets, net” in the consolidated balance sheets in the amount of $14.4 million and $11.9 million at March 31, 2020 and December 31, 2019, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative operating expense was $1.3 million for the three months ended March 31, 2020, compared to $0.7 million for the three months ended March 31, 2019.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products in the United States primarily within the Sweet Baked Goods category. Beginning with the acquisition of Voortman on January 3, 2020, (see Note 2. Business Combinations) the Company also sells products in the United States and Canada within the Cookies category.
The following tables disaggregate revenues by geographical market.

	Three Months Ended March 31, 2020
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$226,361	$—	$13,307	$239,668
Canada	—	—	3,817	3,817
	$226,361	$—	$17,124	$243,485

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2019
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$212,879	$9,859	$—	$222,738
Canada	—	—	—	—
	$212,879	$9,859	$—	$222,738

Concentrations
The Company has one customer (together with its affiliates) that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended
(% of Consolidated Net Revenues)	March 31, 2020	March 31, 2019

Snacking	21.1%	23.5%
In-Store Bakery	0.0%	0.6%
Total	21.1%	24.1%

Foreign Currency Remeasurement

Certain activity and balances related to the operations of Voortman originate from transactions denominated in the Canadian dollar (CAD). CAD transactions have been remeasured into U.S. dollars (USD) on the consolidated statement of operations using the average exchange rate for the reporting period. Balances expected to be settled in CAD have been remeasured into USD on the consolidated balances sheet using the exchange rate at the end of the period. During the three months ended March 31, 2020, the Company recognized a loss on remeasurement of less than $0.1 million, reported within other expense on the consolidated statement of operations.

2. Business Combinations

On January 3, 2020, the Company completed the previously announced acquisition of all of the shares of the parent company of Voortman, a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies for approximately $325.8 million ($423.2 million CAD), pending final working capital and other closing statement adjustments. This purchase price was reduced by a net gain on a related foreign currency contract of $6.9 million, cash acquired of $1.6 million and a receivable for certain purchase price adjustments of $1.1 million, resulting in a net cash outflow of $318.4 million.

The acquisition of Voortman diversifies and expands the Company’s product offerings and manufacturing capabilities in the adjacent cookie category. The acquisition also leverages the Company’s customer reach and lean and agile business model. The combined Company expects to realize additional benefits of scale via sharing established, efficient infrastructure and strengthening of collaborative retail partnerships in the United States and Canada.

An aggregate of $10.8 million CAD was deposited into an escrow account to satisfy amounts in respect of post-closing adjustments and to provide for payment to the Company of indemnity claims, if any. There were no working capital or other adjustments made to the escrow balance during the three months ended March 31, 2020. The Company continues to work through post-closing working capital and other adjustments in accordance with the terms of the share purchase agreement, as well as other contractual rights it has under the transaction documents.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Included in other non-current liabilities in the table below is a $1.3 million liability for an uncertain tax position acquired in the transaction. It is offset by a non-current receivable balance of $1.3 million representing expected recovery through seller or insurance policy indemnification.

The Company recorded a preliminary allocation of the purchase price to tangible and identified intangible assets acquired and liabilities assumed, based on their fair values as of the closing date. The final allocation of the purchase price is pending the final valuation of certain assets acquired and liabilities assumed and finalization of customary closing adjustments to the final purchase price. The Company expects to finalize the allocation of the purchase consideration as soon as practicable. The preliminary purchase price allocation is as follows:

(In thousands)
Cash	$1,639
Accounts receivable	24,848
Inventory	8,309
Income tax receivable	6,079
Other current assets	420
Property and equipment	32,371
Customer relationships	11,100
Trade names	130,000
Goodwill	166,052
Other non-current assets	1,320
Accounts payable and accrued expenses	(4,317)
Customer trade allowances	(4,762)
Lease liabilities	(6,420)
Deferred taxes	(39,554)
Other non-current liabilities	(1,320)
Assets acquired and liabilities assumed	$325,765

During the three months ended March 31, 2020, the Company incurred $4.3 million of expenses related to this acquisition. These expenses are classified as business combination transaction costs on the consolidated statements of operations.

The following unaudited pro forma combined financial information presents the Company’s results as though the acquisition of Voortman had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
	(unaudited, pro forma)
Net revenue	$243,485	$243,060
Net income	$2,640	$24,859

3. Exit Costs
Subsequent to the Company’s acquisition of Voortman, activities were initiated to transition Voortman’s distribution model to the Company’s direct-to-warehouse distribution model. The Company is incurring costs to exit Voortman’s direct-store-delivery model, including severance and contract termination costs, which includes termination of third-party distributor relationships. Total costs are expected to be approximately $10 million through completion of the transition in 2020. During the three months ended March 31, 2020, contract termination costs of $6.4 million and

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

severance costs of $2.2 million were recognized within selling expenses and general and administrative expenses, respectively, on the consolidated statement of operations.

Reserves for these activities are reported within accrued expenses on the consolidated balance sheet and had the following activity during the three months ended March 31, 2020:

(In thousands)	Severance	Contract Termination	Total
Charges recorded	$2,171	$6,440	$8,611
Payments made	(97)	(176)	(273)
Impact of change in exchange rates on CAD denominated liability	(222)	(429)	(651)
Reserve balance as of March 31, 2020	$1,852	$5,835	$7,687

4. Property and Equipment
Property and equipment consists of the following:

(In thousands)	March 31, 2020	December 31, 2019

Land and buildings	$56,106	$53,683
Right of use assets, operating	30,190	23,771
Machinery and equipment	230,313	209,382
Construction in progress	15,802	5,878
	332,411	292,714
Less accumulated depreciation	(55,783)	(50,330)
	$276,628	$242,384

Depreciation expense was $5.0 million for the three months ended March 31, 2020, compared to $4.2 million for the three months ended March 31, 2019.

5. Segment Reporting
For the periods presented, the Company has two reportable segments: Snacking and In-Store Bakery. The Company’s Snacking segment consists of sweet baked goods, cookies, wafers and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill® Big Texas®, and Voortman® brands. During the three months ended March 31, 2020, the Company added the newly acquired Voortman operations into the reportable segment previously known as Sweet Baked Goods and renamed the segment as “Snacking”. The In-Store Bakery segment consists primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores. The Company divested its In-Store Bakery operations on August 30, 2019. Subsequent to the sale, Snacking is the Company’s single reportable segment.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019

Net revenue:
Snacking	$243,485	$212,879
In-Store Bakery	—	9,859
Net revenue	$243,485	$222,738

Depreciation and amortization:
Snacking	$12,821	$10,180
In-Store Bakery	—	698
Depreciation and amortization	$12,821	$10,878

Gross profit:
Snacking	$79,337	$73,145
In-Store Bakery	—	2,043
Gross profit	$79,337	$75,188

Capital expenditures (1):
Snacking	$12,152	$4,262
In-Store Bakery	—	152
Capital expenditures	$12,152	$4,414

(1)Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable. For the three months ended March 31, 2020 and 2019, capital expenditures in accounts payable decreased by $0.9 million and $6.4 million, respectively.

After the August 30, 2019 divestiture of the In-Store Bakery operations, the Company retained no assets related to the In-Store Bakery segment. All Assets at March 31, 2020 and December 31, 2019 were attributed to the Snacking segment.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Goodwill and Intangible Assets
The Company recognized goodwill during the three months ended March 31, 2020 related to its acquisition of Voortman, which was incorporated into the Company’s Snacking reporting unit. At March 31, 2020, there is no goodwill associated with the In-Store Bakery reporting segment, which the Company divested in 2019. Goodwill activity is presented below.

(In thousands)	Snacking
Balance as of December 31, 2019	$535,853
Acquisition of Voortman	166,052
Balance as of March 31, 2020	$701,905

Intangible assets consist of the following:

(In thousands)	March 31, 2020	December 31, 2019

Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,538,630	$1,408,630
Intangible assets with definite lives (Customer Relationships)	526,813	515,713
Less accumulated amortization (Customer Relationships)	(77,512)	(71,028)
Intangible assets, net	$1,987,931	$1,853,315

The Company recognized additional trade names and customer relationships intangible assets during the three months ended March 31, 2020 related to the acquisition of Voortman. See Note 2. Business Combinations for additional details.
Amortization expense was $6.5 million for the three months ended March 31, 2020, and $6.0 million for the three months ended March 31, 2019. The unamortized portion of customer relationships will be expensed over their remaining useful lives, from 1 to 23 years. The weighted-average amortization period as of March 31, 2020 for customer relationships was 19.4 years.

7. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	March 31, 2020	December 31, 2019

Payroll, vacation and other compensation	$5,730	$3,389
Incentive compensation	4,862	6,840
Exit costs	7,687	—
Accrued interest	5,506	4,870
Workers compensation reserve	2,938	2,665
Self-insurance reserves	2,100	1,938
Taxes	1,575	1,255
Interest rate swap contract	13,410	704
	$43,808	$21,661

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt and Lease Obligations
In January 2020, the Company originated a $140.0 million incremental term loan through an amendment to its existing credit agreement. The Company received proceeds of $136.9 million, net of fees incurred of $3.1 million. The proceeds, together with cash on hand, financed the purchase of Voortman (see Note 2. Business Combinations). The terms, conditions and covenants applicable to the incremental term loan are the same as the terms, conditions and covenants applicable to the existing term loans. The term loan requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum plus a margin of 2.25% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2025.
A summary of the carrying value of the debt and lease obligations is as follows:

(In thousands)	March 31, 2020	December 31, 2019
Term Loan (3.6% as of March 31, 2020)
Principal	$1,111,139	$973,930
Unamortized debt premium and issuance costs	(5,892)	(3,094)
	1,105,247	970,836
Lease obligations	21,578	16,452
Total debt and lease obligations	1,126,825	987,288
Less: Current portion of long term debt and lease obligations	(14,437)	(11,883)
Long-term portion	$1,112,388	$975,405

At March 31, 2020, minimum debt repayments under the term loan are due as follows:

(In thousands)
2020	$8,373
2021	11,164
2022	11,164
2023	11,164
2024	11,164
2025	1,058,110

9. Derivative Contracts

To reduce the effect of interest rate fluctuations, in 2017 the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and are reduced by $100 million each year of the five-year contract. As of March 31, 2020 and March 31, 2019, the notional amount was $300 million and $400 million, respectively. At March 31, 2020, the effective interest rate on the long-term debt hedged by this contract was 4.03%.
In February 2020, the Company entered into additional five-year interest rate swap contracts to further reduce the effect of interest rate fluctuations on its variable-rate Term Loan. The notional value of these contracts was $500 million. Under the terms of the contracts, the Company will make quarterly payments based on fixed interest rates ranging from 1.11% to 1.64% and receive quarterly payments based on the greater of LIBOR or 0.75%. These contracts become effective as of April 30, 2020, at which time the effective interest rate on the long-term debt hedged by interest rate swap contracts will be 3.79%.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges.
As of March 31, 2020 and December 31, 2019, the fair values of the interest rate swap contracts of $13.4 million and $0.7 million, respectively, were reported within accrued expenses and other current liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves (Level 2).
In connection with the agreement to purchase Voortman as described in Note 2. Business Combinations, the Company entered into a foreign currency contract to hedge $440 million CAD to be used for the forecasted purchase price and a portion of the subsequent expected conversion costs. At December 31, 2019, the contract had a value of $7.1 million recognized within other current assets on the consolidated balance sheet based on available market information on similar contracts (Level 2) and a corresponding gain of $7.1 million was recognized in gain on foreign currency contract within the consolidated statements of operations. Through settlement of the contracts during the three months ended March 31, 2020, a loss of $0.2 million was recognized within other expense on the consolidated statement of operations.

10. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A stockholders for the period by the weighted average number of shares of Class A common stock outstanding for the period excluding non-vested share-based awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards including public and private placement warrants, RSUs, restricted stock awards and stock options.

Below are basic and diluted net income per share:

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
Net income attributable to Class A stockholders (in thousands)	$2,348	$21,126
Denominator:
Weighted-average Class A shares outstanding - basic	123,123,656	100,085,141
Dilutive effect of warrants	2,662,441	421,297
Dilutive effect of RSAs and RSUs	289,029	271,171
Weighted-average shares outstanding - diluted	126,075,126	100,777,609

Net income per Class A share - basic	$0.02	$0.21

Net income per Class A share - diluted	$0.02	$0.21

For the three months ended March 31, 2020 and 2019, the dilutive effect of stock options was excluded from the computation of diluted earnings per share because the assumed proceeds from the awards’ exercise were greater than the average market price of the common shares.

Weighted average Class A shares outstanding reflect the weighted impact of the exchange of 1.0 million Class B shares for Class A shares during the three months ended March 31, 2020.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The Company is subject to U.S. federal, state and local taxes on its allocable portion of the income of Hostess Holdings, a partnership for U.S. federal and most applicable state and local taxes. As a partnership, Hostess Holdings is itself not subject to U.S. federal and certain state and local income taxes. The operations of Hostess Holdings include those of its controlled foreign corporation subsidiaries. The Company intends to indefinitely reinvest earnings outside the United States and, thus, is not recording deferred taxes on its investment in foreign subsidiaries.
The Company’s estimated annual effective tax rate is 24.1% prior to taking into account any discrete items. The effective tax rate was an expense of 8.6% and a benefit of 4.6% for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the effective tax rate was impacted by the write-off of deferred taxes related to Voortman, which resulted in a discrete tax benefit of $0.5 million. During the three months ended March 31, 2019, the effective tax rate was impacted by the remeasurement of deferred tax balances arising from the update to state apportionment factors that occurred in connection with the relocation of the Company’s primary distribution center from Illinois to Kansas, which resulted in a discrete tax benefit of $6.0 million.

12. Tax Receivable Agreement Obligations

The following table summarizes activity related to the Tax Receivable Agreement for the three months ended March 31, 2020:

(In thousands)
Balance December 31, 2019	$138,196
Exchange of Class B units for Class A shares	3,283
Payments	(1,279)
Balance March 31, 2020	$140,200

As of March 31, 2020 the future expected payments under the tax receivable agreement are as follows:

2020	$10,800
2021	7,600
2022	7,600
2023	7,500
2024	7,600
Thereafter	99,100

13. Commitments and Contingencies
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
Leases
The Company entered into operating leases for the buildings in which it operates that expire at various times through 2026, including those entered by Voortman. The Company determines if an arrangement is a lease at inception.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020 and December 31, 2019, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 4. Property and Equipment). As of March 31, 2020 and December 31, 2019, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet (see Note 8. Debt and Lease Obligations).
The table below shows the composition of lease expenses:

	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019
Amortization of right of use asset, financing lease	—	$44
Interest, financing lease	—	7
Operating lease expense	1,795	641
Short-term lease expense	1,014	400
Variable lease expense	554	188
	$3,363	$1,280

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein, and our audited Annual Report on Form 10-K for the year ended December 31, 2019. The terms “our”, “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.

Overview

We are a leading United States packaged food company historically operating in two reportable segments: Snacking, which includes sweet baked goods (“SBG”) as well as our cookie and wafer products and In-Store Bakery (“ISB”). Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended March 28, 2020, our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 18.5% per Nielsen’s U.S. SBG category data.

Factors Impacting Recent Results
Acquisition
On January 3, 2020, the Company completed the previously announced acquisition of all of the shares of the parent company of Voortman Cookies, Limited (“Voortman”), a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies. By adding the Voortman® brand, we expect to have greater growth opportunities provided by a more diverse portfolio of brands and products. Our consolidated statement of operations includes the operation of these assets from January 3, 2020 through March 31, 2020. During the quarter, we started transitioning from Voortman’s legacy direct-store-delivery distribution model into our centralized DTW model.
Divestiture
On August 30, 2019, the Company sold the ISB operations, including relevant trademarks and licensing agreements, to an unrelated party. The ISB operations provided products that were primarily sold in the in-store bakery section of U.S. retail channels. The Company divested the operations to focus more on future investment in areas of our business that better leverage our core competencies.

COVID-19
The acute and far-reaching impact of the COVID-19 pandemic and actions taken by governments to contain the spread of the virus have impacted our operations during the three months ended March 31, 2020. As consumers prepared for extended stays at home, we experienced an increase in consumption in the last few weeks of the quarter, particularly in our multi-pack products sold through grocery and mass retailer channels. Conversely, we experienced lower consumption of single-serve products, often consumed away from home. We cannot predict if these trends will sustain or reverse in future periods.
We have a task force in place monitoring the rapidly evolving situation and recommending risk mitigation actions as deemed necessary.
To date, we have experienced minimal disruption to our supply chain or distribution network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with all of our contract manufacturers, distributors and other external business partners. As a food producer, we are an essential service and the majority of our employees continue to work within our production and distribution facilities. To protect our employees and ensure continuity of operations, we have implemented additional security and sanitation measures in all of our facilities. We are monitoring our employees’ health and providing additional resources and protocols to enable effective social distancing and adherence to our stringent internal food safety guidelines, industry best practices and evolving CDC guidelines. Most non-production team members, including sales, marketing and corporate associates, are adhering to social distancing guidelines by working from home and reducing person-to-person contact while supporting our ability to bring product to consumers.
We have adequate liquidity to pay for the additional costs associated with these programs while servicing our on-going operating and capital needs. However, we continue to actively monitor and will take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate in this dynamic environment.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.

Operating Results

	Three Months Ended
(In thousands, except per share data)	March 31, 2020	March 31, 2019
Net revenue	$243,485	$222,738
Gross profit	79,337	75,188
As a % of net revenue	32.6%	33.8%
Operating costs and expenses	$64,171	$39,078
Operating income	15,166	36,110
As a % of net revenue	6.2%	16.2%
Other expense	$12,278	$10,676
Income tax expense (benefit)	248	(1,178)
Net income	2,640	26,612
Net income attributable to Class A stockholders	$2,348	$21,126

Earnings per Class A share:
Basic	$0.02	$0.21
Diluted	$0.02	$0.21

Results of Operations
Net Revenue
Net revenue for the three months ended March 31, 2020 was $243.5 million, an increase of 9.3%, or $20.8 million, compared to $222.7 million for the three months ended March 31, 2019. Excluding ISB, net revenue increased 14.4%. The acquisition of Voortman contributed net revenue of $17.1 million in the quarter and 8.1% of growth. The remaining increase was from the $13.5 million or 6.3% growth from sweet baked goods primarily driven by higher volume of core Hostess® branded multi-pack products due to strong demand particularly in the grocery and dollar channels generated in part from increased store traffic in response to COVID-19.
Gross Profit
Gross profit for the three months ended March 31, 2020 was $79.3 million, or 32.6% of net revenue, compared to $75.2 million, or 33.8% of net revenue for the three months ended March 31, 2019. Excluding ISB, gross profit increased 8.5%. Gross profit increased due to increased sales partially offset by higher distribution and labor costs as well as higher costs driven by the turnover of inventory acquired through the Voortman acquisition which was recorded at fair value.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2020 were $64.2 million, or 26.4% of net revenue, compared to $39.1 million, or 17.5% of net revenue for the three months ended March 31, 2019. These costs increased primarily due to transition costs incurred to shift Voortman from a direct-to-store delivery operating model to a warehouse model including contract termination costs for the independent distributors and severance costs for terminated employees, as well as normal operating costs of the Voortman operations.
Other Expense
Other expense for the three months ended March 31, 2020 was $12.3 million compared to $10.7 million for the three months ended March 31, 2019, in each case consisting primarily of interest expense. Interest expense on our term loans was $11.5 million and $11.1 million for the three months ended March 31, 2020 and 2019, respectively.

Income Taxes
Our effective tax rate for the three months ended March 31, 2020 was 8.6% compared to a benefit of 4.6% for the three months ended March 31, 2019. The current year effective tax rate was impacted by the write off of deferred taxes related to Voortman, which resulted in a discrete tax benefit of $0.5 million. Our prior year effective tax rate was impacted by the remeasurement of deferred taxes as a result of the relocation of our primary distribution center from Illinois to Kansas, which resulted in a discrete tax benefit of $6.0 million.

Segments
For the reporting periods presented, we have two reportable segments: Snacking and In-Store Bakery. Our Snacking segment consists of baked goods, cookies, wafers and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill® Big Texas®, and Voortman® brands. During the three months ended March 31, 2020, we added the newly acquired Voortman operations into the reportable segment previously known as Sweet Baked Goods and renamed the segment as “Snacking”. The In-Store Bakery segment consists primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores. We divested our In-Store Bakery operations on August 30, 2019.

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

Unaudited Segment Financial Data	Three Months Ended
(In thousands)	March 31, 2020	March 31, 2019

Net revenue:
Snacking	$243,485	$212,879
In-Store Bakery	—	9,859
Net revenue	$243,485	$222,738

Gross profit:
Snacking	$79,337	$73,145
In-Store Bakery	—	2,043
Gross profit	$79,337	$75,188

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
We had working capital, excluding cash, as of March 31, 2020 and December 31, 2019 of $25.1 million and $8.1 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of March 31, 2020, we had approximately $95.8 million available for borrowing, net of letters of credit, under the Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2020 and 2019 were $13.1 million and $28.4 million, respectively. During the current year quarter, we used cash to fund transaction expenses related to the purchase of Voortman and certain non-capitalizable costs related to the transition of Voortman into our warehouse distribution model. We also made certain non-capitalizable investments in the transition of our centralized distribution center to Kansas.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2020 and 2019 were $331.5 million and $10.8 million, respectively. During the current year quarter, we funded the CAD $423 million purchase price of Voortman with cash on hand and the proceeds from an incremental term loan on our existing credit facility. We also invested in our bakeries and new centralized distribution center.

Cash Flows from Financing Activities
Cash flows from financing activities were an inflow of $130.4 million for the three months ended March 31, 2020 and an outflow of $3.4 million for the three months ended March 31, 2019. Cash proceeds of $140.0 million from the incremental term loan used to finance the purchase of Voortman were offset by related charges of $3.1 million.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of March 31, 2020.
In January 2020, we entered into $140.0 million of incremental term loans through an amendment to our existing credit agreement. The proceeds, together with cash on hand were used to settle a forward purchase contract for Canadian Dollars utilized to finance the CAD $425 million purchase of Voortman.
As of March 31, 2020, $1,111.1 million aggregate principal amount of the Term Loan was outstanding and letters of credit worth up to $4.2 million aggregate principal amount were available, reducing the amount available under the Revolver. As of March 31, 2020, we were in compliance with the covenants under the Term Loan and the Revolver.
Contractual Obligations and Commitments
There were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A ‘Quantitative and Qualitative Disclosures About Market Risk’ of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposures to market risk have not changed materially since December 31, 2019.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 26, 2020. Other than as noted below, there have been no material changes to our risk factors since the filing of the Form 10-K.
The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.

With novel coronavirus (COVID-19) infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. As a food producer, we are an essential service and the majority of our employees continue to work within our production and distribution facilities. However, we have had increased labor costs resulting from the payment of overtime to certain of our employees while other employees have been on paid sick leave or unpaid leaves of absence. We have also incurred expenses related to additional sanitization and safety measures we have instituted throughout our facilities. Although the temporary reductions in production at our facilities to enable sanitization and implementation of our other safety and employee welfare programs have not materially affected our operations, other food producers have experienced significant shutdowns of production. We cannot assure you that our health and safety measures will prevent a widespread outbreak of COVID-19 at our facilities. Such an outbreak could lead to a suspension of production or increased labor and other costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

We are also actively monitoring the potential impact of the pandemic on our supply chain, operations and distribution. Our products are manufactured in North America and we source the significant majority of our ingredients, raw materials and packaging within North America. However, global supply may become constrained, which may cause the price of certain ingredients, raw materials and packaging used in our products to increase, such ingredients may become unavailable and/or we may experience disruptions to our operations. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the severity of the disease, the duration of the outbreak, the economic impact on our customers, and actions that may be taken by governmental authorities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1
Incremental Assumption and Amendment Agreement No. 5, dated as of January 3, 2020, by and among HB Holdings, LLC, Hostess Brands, LLC, certain of Hostess Brands, LLC’s subsidiaries, the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020)

10.2
Fourth Amended and Restated First Lien Credit Agreement, dated of January 3, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2020)

10.3	Hostess Brands 2020 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lenexa, Kansas on May 8, 2020.

HOSTESS BRANDS, INC.

By	/s/ Brian T. Purcell
Brian T. Purcell Executive Vice President, Chief Financial Officer