Form 10-Q
period 2020-06-30
Hostess Brands, Inc.
filed 2020-08-05
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 124,409,339 shares at August 5, 2020
Shares of Class B common stock outstanding - 6,301,285 shares at August 5, 2020

HOSTESS BRANDS, INC.
FORM 10-Q
For the Quarter Ended June 30, 2020

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

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$127,779	$285,087
Accounts receivable, net	141,175	104,892
Inventories	51,782	47,608
Prepaids and other current assets	16,572	15,569
Total current assets	337,308	453,156
Property and equipment, net	281,144	242,384
Intangible assets, net	1,980,859	1,853,315
Goodwill	702,917	535,853
Other assets, net	17,395	12,993
Total assets	$3,319,623	$3,097,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$13,705	$11,883
Tax receivable agreement payments payable within one year	17,500	12,100
Accounts payable	67,169	68,566
Customer trade allowances	59,293	45,715
Accrued expenses and other current liabilities	45,366	21,661
Total current liabilities	203,033	159,925
Long-term debt and lease obligations	1,109,286	975,405
Tax receivable agreement obligations	126,208	126,096
Deferred tax liability	293,329	256,051
Other long-term liabilities	1,340	—
Total liabilities	1,733,196	1,517,477

Commitments and Contingencies (Note 13)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 124,408,614 and 122,108,086 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	12	12
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 6,301,285 and 8,409,834 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid in capital	1,176,815	1,152,055
Accumulated other comprehensive loss	(11,034)	(756)
Retained earnings	352,998	334,480
Stockholders’ equity	1,518,792	1,485,792
Non-controlling interest	67,635	94,432
Total liabilities and stockholders’ equity	$3,319,623	$3,097,701
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net revenue	$256,226	$241,060	$499,711	$463,798
Cost of goods sold	166,852	157,610	331,000	305,160
Gross profit	89,374	83,450	168,711	158,638
Operating costs and expenses:
Advertising and marketing	11,158	10,696	21,221	19,559
Selling expense	12,378	8,310	30,498	16,830
General and administrative	24,153	19,276	49,348	36,747
Amortization of customer relationships	7,110	6,009	13,594	11,994
Business combination transaction costs	—	—	4,282	—
Other operating expense	—	2,278	27	517
Total operating costs and expenses	54,799	46,569	118,970	85,647
Operating income	34,575	36,881	49,741	72,991
Other expense:
Interest expense, net	10,580	10,302	22,305	20,538
Other expense	1,132	846	1,685	1,286
Total other expense	11,712	11,148	23,990	21,824
Income before income taxes	22,863	25,733	25,751	51,167
Income tax expense	5,493	9,064	5,741	7,886
Net income	17,370	16,669	20,010	43,281
Less: Net income attributable to the non-controlling interest	1,200	5,186	1,492	10,672
Net income attributable to Class A stockholders	$16,170	$11,483	$18,518	$32,609

Earnings per Class A share:
Basic	$0.13	$0.11	$0.15	$0.32
Diluted	$0.13	$0.10	$0.15	$0.31
Weighted-average shares outstanding:
Basic	123,638,723	105,072,322	123,381,190	102,618,951
Diluted	124,576,409	109,509,195	125,312,658	105,338,010

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net income	$17,370	$16,669	$20,010	$43,281
Other comprehensive income (loss):
Unrealized loss on interest rate swap contracts designated as cash flow hedges	(1,909)	(3,006)	(14,617)	(5,171)
Tax benefit	481	636	3,650	1,083
Comprehensive income	15,942	14,299	9,043	39,193
Less: Comprehensive income attributed to non-controlling interest	1,096	4,605	659	9,589
Comprehensive income attributed to Class A stockholders	$14,846	$9,694	$8,384	$29,604

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2018	100,046,392	$10	30,255,184	$3		$925,902	$2,523	$271,365	$1,199,803	$350,454
Comprehensive income (loss)	—	—	—	—		—	(1,216)	21,126	19,910	4,984
Share-based compensation, net of income taxes of $613	—	—	—	—		1,668	—	—	1,668	—
Distributions	—	—	—	—		—	—	—	—	(457)
Exercise of public warrants	50	—	—	—		—	—	—	—	—
Balance–March 31, 2019	100,046,442	$10	30,255,184	$3		$927,570	$1,307	$292,491	$1,221,381	$354,981
Comprehensive income (loss)	—	—	—	—		—	(1,789)	11,483	9,694	4,605
Share-based compensation, net of income taxes of $563	20,241	—	—	—		1,936	—	—	1,936	—
Distributions	—	—	—	—		—	—	—	—	(4,459)
Exercise of employee stock options	1,788	—	—	—		23	—	—	23	—
Payment of taxes for employee stock awards	—	—	—	—		(124)	—	—	(124)	—
Exchanges	9,255,400	1	(9,255,400)	(1)		110,734	292	—	111,026	(111,026)
Tax receivable agreement arising from exchanges, net of income taxes of $10,109	—	—	—	—		(17,610)	—	—	(17,610)	—
Balance-June 30, 2019	109,323,871	$11	20,999,784	$2	—	$1,022,529	$(190)	$303,974	$1,326,326	$244,101

Balance–December 31, 2019	122,108,086	$12	8,409,834	$1		$1,152,055	$(756)	$334,480	$1,485,792	$94,432
Comprehensive income (loss)	—	—	—	—		—	(8,810)	2,348	(6,462)	(437)
Share-based compensation, including income taxes of $103	106,770	—	—	—		2,180	—	—	2,180	—
Exchanges	969,247	—	(969.247)	—		11,819	(17)	—	11,802	(11,802)
Distributions	—	—	—	—		—	—	—	—	(1,613)
Exercise of employee stock options and warrants	2,205	—	—	—		155	—	—	155	—
Payment of taxes for employee stock awards	—	—	—	—		(1,004)	—	—	(1,004)	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,341	—	—	—	—		(1,942)	—	—	(1,942)	—
Balance–March 31, 2020	123,186,308	12	7,440,587	1		1,163,263	(9,583)	336,828	1,490,521	80,580
Comprehensive income (loss)	—	—	—	—		—	(1,324)	16,170	14,846	1,096
Share-based compensation, net of income taxes of $496	46,304	—	—	—		1,929	—	—	1,929	—
Exchanges	1,139,302	—	(1,139,302)	—		13,803	(127)	—	13,676	(13,676)
Distributions	—	—	—	—		—	—	—	—	(365)
Exercise of employee stock options and warrants	36,700	—	—	—		408	—	—	408	—
Payment of taxes for employee stock awards	—	—	—	—		(32)	—	—	(32)	—
Tax receivable agreement arising from exchanges, net of income taxes of $952		—	—	—		(2,556)	—	—	(2,556)	—
Balance–June 30, 2020	124,408,614	$12	6,301,285	$1		$1,176,815	$(11,034)	$352,998	$1,518,792	$67,635
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Operating activities
Net income	20,010	$43,281
Depreciation and amortization	26,477	21,939
Impairment of property, goodwill and intangibles	—	1,005
Debt discount (premium) amortization	664	(536)
Tax receivable agreement remeasurement	—	(483)
Unrealized foreign exchange losses	996	—
Non-cash lease expense	641	—
Share-based compensation	4,503	4,780
Deferred taxes	3,973	5,637
Loss on sale of assets	128	—
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(11,320)	(22,508)
Inventories	4,135	(4,313)
Prepaids and other current assets	(1,091)	(1,661)
Accounts payable and accrued expenses	3,323	18,168
Customer trade allowances	8,242	8,755
Net cash provided by operating activities	60,681	74,064

Investing activities
Purchases of property and equipment	(23,376)	(15,398)
Acquisition of business, net of cash acquired	(318,427)	—
Acquisition and development of software assets	(3,402)	(2,907)
Net cash used in investing activities	(345,205)	(18,305)

Financing activities
Repayments of long-term debt and lease obligations	(5,584)	(5,056)
Proceeds from long-term debt origination, net of fees paid	136,888	—
Distributions to non-controlling interest	(1,977)	(4,916)
Tax payments related to issuance of shares to employees	(1,036)	(124)
Cash received from exercise of options and warrants	563	23
Payments on tax receivable agreement	(1,279)	(2,779)
Net cash provided by (used in) financing activities	127,575	(12,852)
Effect of exchange rate changes on cash and cash equivalents	(359)	—
Net increase (decrease) in cash and cash equivalents	(157,308)	42,907
Cash and cash equivalents at beginning of period	285,087	146,377
Cash and cash equivalents at end of period	$127,779	$189,284

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,885	$22,472
Net taxes paid (refunded)	$(577)	$1,815
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$1,542	$1,527
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
The Company’s operations are conducted through indirect operating subsidiaries that are wholly-owned by Hostess Holdings, L.P. (“Hostess Holdings”), a direct subsidiary of Hostess Brands, Inc. Hostess Brands, Inc. holds 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests therein and consolidates Hostess Holdings in the Company’s consolidated financial statements. The remaining limited partnership interests in Hostess Holdings are held by the holders of the outstanding shares of Class B common stock of Hostess Brands, Inc. These limited partnership interests in Hostess Holdings are reflected in the consolidated financial statements as a non-controlling interest. In January 2020, the Company acquired Voortman Cookies Limited (“Voortman”), a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies.

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

For the periods presented, the Company had two reportable segments: Snacking and In-Store Bakery. The Company sold its In-Store Bakery operations on August 30, 2019. Subsequent to the sale, Snacking remains as the Company’s single reportable segment.
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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of June 30, 2020 and December 31, 2019, the Company’s accounts receivable were $141.2 million and $104.9 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $4.9 million and $2.7 million, respectively.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	June 30, 2020	December 31, 2019

Ingredients and packaging	$25,273	$21,439
Finished goods	24,290	22,513
Inventory in transit to customers	2,219	3,656
	$51,782	$47,608
Software Costs

Capitalized software is included in “Other assets, net” in the consolidated balance sheets in the amount of $14.6 million and $11.9 million at June 30, 2020 and December 31, 2019, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative operating expense was $1.3 million and $2.6 million for the three and six months ended June 30, 2020, respectively, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products in the United States primarily within the Sweet Baked Goods category. Beginning with the acquisition of Voortman on January 3, 2020 (see Note 2. Business Combinations), the Company also sells products in the United States and Canada within the Cookies category.
The following tables disaggregate revenues by geographical market and category.

	Three Months Ended June 30, 2020
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$232,620	$—	$20,459	$253,079
Canada	—	—	3,147	3,147
	$232,620	$—	$23,606	$256,226

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$229,273	$11,787	$—	$241,060
Canada	—	—	—	—
	$229,273	$11,787	$—	$241,060

	Six Months Ended June 30, 2020
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$458,982	$—	$33,766	$492,748
Canada	—	—	6,963	6,963
	$458,982	$—	$40,729	$499,711

	Six Months Ended June 30, 2019
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$442,151	$21,647	$—	$463,798
Canada	—	—	—	—
	$442,151	$21,647	$—	$463,798

Concentrations
The Company has one customer (together with its affiliates) that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended		Six Months Ended
(% of Consolidated Net Revenues)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Snacking	22.3%	23.3%	21.7%	23.5%
In-Store Bakery	0.0%	0.4%	0.0%	0.4%
Total	22.3%	23.7%	21.7%	23.9%

Foreign Currency Remeasurement

Certain Voortman sales and production related costs are denominated in the Canadian dollar (“CAD”). CAD transactions have been remeasured into U.S. dollars (“USD”) on the consolidated statement of operations using the average exchange rate for the reporting period. Balances expected to be settled in CAD have been remeasured into USD on the consolidated balances sheet using the exchange rate at the end of the period. During both the three and six months ended June 30, 2020, the Company recognized a loss on remeasurement of $0.7 million reported within other expense on the consolidated statement of operations.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Business Combinations

On January 3, 2020, the Company completed the acquisition of all of the shares of the parent company of Voortman, a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies for approximately $325.8 million ($423.2 million CAD), pending final working capital and other closing statement adjustments. This purchase price was reduced by a net gain on a related foreign currency contract of $6.9 million, cash acquired of $1.6 million and a receivable for certain purchase price adjustments of $1.1 million, resulting in a net cash outflow of $318.4 million.

The acquisition of Voortman diversifies and expands the Company’s product offerings and manufacturing capabilities in the adjacent cookie category. The acquisition also leverages the Company’s customer reach and lean and agile business model. The combined Company expects to realize additional benefits of scale via sharing established, efficient infrastructure and strengthening collaborative retail partnerships in the United States and Canada.

An aggregate of $10.8 million CAD was deposited into an escrow account to satisfy amounts in respect of post-closing adjustments and to provide for payment to the Company of indemnity claims, if any. During the six months ended June 30, 2020, working capital and other adjustments of $1.0 million were made to goodwill. The Company continues to work through post-closing working capital and other adjustments in accordance with the terms of the share purchase agreement, as well as other contractual rights it has under the transaction documents.

Included in other non-current liabilities in the table below is a $1.3 million liability for pre-acquisition uncertain tax positions. It is offset by a non-current receivable balance of $1.3 million representing expected recovery through seller or insurance policy indemnification.

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

(In thousands)
Cash	$1,639
Accounts receivable	24,848
Inventory	8,309
Income tax receivable	6,079
Other current assets	420
Property and equipment	32,200
Customer relationships	11,100
Trade names	130,000
Goodwill	167,064
Other non-current assets	1,320
Accounts payable and accrued expenses	(5,192)
Customer trade allowances	(5,428)
Lease liabilities	(6,420)
Deferred taxes	(38,854)
Other non-current liabilities	(1,320)
Assets acquired and liabilities assumed	$325,765

During the six months ended June 30, 2020, the Company incurred $4.3 million of expenses related to this acquisition. These expenses are classified as business combination transaction costs on the consolidated statements of operations.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma combined financial information presents the Company’s results as though the acquisition of Voortman had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(unaudited, pro forma)		(unaudited, pro forma)
Net revenue	$256,226	$269,082	$499,711	$512,142
Net income	$17,370	$17,200	$20,010	$42,059

3. Exit Costs
Subsequent to the Company’s acquisition of Voortman, activities were initiated to transition Voortman’s distribution model to the Company’s direct-to-warehouse distribution model. The Company has incurred costs to exit Voortman’s direct-store-delivery model, including severance and contract termination costs related to third-party distributor and leasing relationships. Total costs are expected to be approximately $13.0 million through completion of the transition in 2020. During the three and six months ended June 30, 2020, contract termination costs of $1.8 million and $8.3 million and severance costs of $2.0 million and $4.2 million were recognized within selling expenses and general and administrative expenses, respectively, on the consolidated statement of operations.

Reserves for these activities are reported within accrued expenses on the consolidated balance sheet and had the following activity during the six months ended June 30, 2020:

(In thousands)	Severance	Contract Termination	Total
Charges recorded	$4,210	$8,278	$12,488
Payments made	(2,526)	(6,878)	(9,404)
Impact of change in exchange rates on CAD denominated liability	(112)	(387)	(499)
Reserve balance as of June 30, 2020	$1,572	$1,013	$2,585

4. Property and Equipment
Property and equipment consists of the following:

(In thousands)	June 30, 2020	December 31, 2019

Land and buildings	$57,668	$53,683
Right of use assets, operating	29,537	23,771
Machinery and equipment	234,409	209,382
Construction in progress	21,409	5,878
	343,023	292,714
Less accumulated depreciation	(61,879)	(50,330)
	$281,144	$242,384

Depreciation expense was $5.2 million and $10.2 million for the three and six months ended June 30, 2020, compared to $4.3 million and $8.6 million for the three and six months ended June 30, 2019.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5. Segment Reporting
For the periods presented, the Company had two reportable segments: Snacking and In-Store Bakery. The Company’s Snacking segment consists of sweet baked goods, cookies, wafers and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill® Big Texas®, and Voortman® brands. As of January 3, 2020, the Company added the newly acquired Voortman operations into the reportable segment previously known as Sweet Baked Goods and renamed the segment as “Snacking”. The In-Store Bakery segment consists primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores. The Company divested its In-Store Bakery operations on August 30, 2019. Subsequent to the sale, Snacking is the Company’s single reportable segment.
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net revenue:
Snacking	$256,226	$229,273	$499,711	$442,151
In-Store Bakery	—	11,787	—	21,647
Net revenue	$256,226	$241,060	$499,711	$463,798

Depreciation and amortization:
Snacking	$13,656	$10,380	$26,477	$20,562
In-Store Bakery	—	680	—	1,377
Depreciation and amortization	$13,656	$11,060	$26,477	$21,939

Gross profit:
Snacking	$89,374	$80,925	$168,711	$154,069
In-Store Bakery	—	2,525	—	4,569
Gross profit	$89,374	$83,450	$168,711	$158,638

Capital expenditures (1):
Snacking	$13,236	$7,516	$25,388	$11,778
In-Store Bakery	—	28	—	180
Capital expenditures	$13,236	$7,544	$25,388	$11,958

(1)Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable. For the six months ended June 30, 2020 and 2019, capital expenditures in accounts payable decreased by $1.4 million and $6.4 million, respectively.

After the August 30, 2019 divestiture of the In-Store Bakery operations, the Company retained no assets related to the In-Store Bakery segment. All assets at June 30, 2020 and December 31, 2019 were attributed to the Snacking segment.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Goodwill and Intangible Assets
The Company recognized goodwill in January of 2020 related to its acquisition of Voortman based on a preliminary valuation performed to determine the fair value of the acquired assets. During the three months ended June 30, 2020, the preliminary valuation was adjusted, resulting in a $1.0 million increase to goodwill. The Voortman-related goodwill was incorporated into the Company’s Snacking reporting segment. At June 30, 2020, there is no goodwill associated with the In-Store Bakery reporting segment, which the Company divested in 2019. Goodwill activity is presented below.

(In thousands)	Snacking
Balance as of December 31, 2019	$535,853
Acquisition of Voortman	167,064
Balance as of June 30, 2020	$702,917

Intangible assets consist of the following:

(In thousands)	June 30, 2020	December 31, 2019

Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,538,631	$1,408,630
Intangible assets with definite lives (Customer Relationships)	526,813	515,713
Less accumulated amortization (Customer Relationships)	(84,585)	(71,028)
Intangible assets, net	$1,980,859	$1,853,315

The Company recognized additional trade names and customer relationships intangible assets during the six months ended June 30, 2020 related to the acquisition of Voortman. See Note 2. Business Combinations for additional details.
Amortization expense was $7.1 million and $13.6 million for the three and six months ended June 30, 2020, and $6.0 million and $12.0 million for the three and six months ended June 30, 2019. The unamortized portion of customer relationships will be expensed over their remaining useful lives, from 1 to 23 years. The weighted-average amortization period as of June 30, 2020 for customer relationships was 19.2 years.

7. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	June 30, 2020	December 31, 2019

Payroll, vacation and other compensation	$6,589	$3,389
Incentive compensation	9,009	6,840
Exit costs	2,585	—
Accrued interest	4,768	4,870
Workers compensation reserve	3,179	2,665
Self-insurance reserves	2,012	1,938
Taxes	1,905	1,255
Interest rate swap contract	15,319	704
	$45,366	$21,661

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
A summary of the carrying value of the debt and lease obligations is as follows:

(In thousands)	June 30, 2020	December 31, 2019
Term Loan (3.0% as of June 30, 2020)
Principal	$1,108,347	$973,930
Unamortized debt premium and issuance costs	(5,542)	(3,094)
	1,102,805	970,836
Lease obligations	20,186	16,452
Total debt and lease obligations	1,122,991	987,288
Less: Current portion of long term debt and lease obligations	(13,705)	(11,883)
Long-term portion	$1,109,286	$975,405

At June 30, 2020, minimum debt repayments under the term loan are due as follows:

(In thousands)
2020	$5,581
2021	11,164
2022	11,164
2023	11,164
2024	11,164
2025	1,058,110

9. Derivative Contracts

To reduce the effect of interest rate fluctuations, in 2017 the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and are reduced by $100 million each year of the five-year contract. As of June 30, 2020 and June 30, 2019, the notional amount was $200 million and $300 million, respectively. At June 30, 2020, the effective interest rate on the long-term debt hedged by this contract was 4.03%.
In February 2020, the Company entered into additional five-year interest rate swap contracts to further reduce the effect of interest rate fluctuations on its variable-rate Term Loan. The notional value of these contracts was $500 million. Under the terms of the contracts, the Company will make quarterly payments based on fixed interest rates ranging from 1.11% to 1.64% and receive quarterly payments based on the greater of LIBOR or 0.75%. These contracts became effective as of April 30, 2020. At June 30, 2020, the effective interest rate on the long-term debt hedged by these interest rate swap contracts was 3.76%.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges.
As of June 30, 2020 and December 31, 2019, the fair values of the interest rate swap contracts of $15.3 million and $0.7 million, respectively, were reported within accrued expenses and other current liabilities on the consolidated balance sheet. The fair value of the interest rate swap contract is measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves (Level 2).
In connection with the agreement to purchase Voortman as described in Note 2. Business Combinations, the Company entered into a foreign currency contract to hedge $440 million CAD to be used for the forecasted purchase price and a portion of the subsequent expected conversion costs. At December 31, 2019, the contract had a value of $7.1 million recognized within other current assets on the consolidated balance sheet based on available market information on similar contracts (Level 2) and a corresponding gain of $7.1 million was recognized in gain on foreign currency contract within the consolidated statements of operations. Through settlement of the contracts in January of 2020, a loss of $0.2 million was recognized within other expense on the consolidated statement of operations.

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

Below are basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income attributable to Class A stockholders (in thousands)	$16,170	$11,483	$18,518	$32,609
Denominator:
Weighted-average Class A shares outstanding - basic	123,638,723	105,072,322	123,381,190	102,618,951
Dilutive effect of warrants	758,005	4,002,135	1,744,314	2,363,537
Dilutive effect of RSUs	179,681	434,738	187,154	355,522
Weighted-average shares outstanding - diluted	124,576,409	109,509,195	125,312,658	105,338,010

Net income per Class A share - basic	$0.13	$0.11	$0.15	$0.32

Net income per Class A share - diluted	$0.13	$0.10	$0.15	$0.31

For the three and six months ended June 30, 2020 and 2019, the dilutive effect of stock options was excluded from the computation of diluted earnings per share because the assumed proceeds from the awards’ exercise were greater than the average market price of the common shares.

Weighted average Class A shares outstanding reflect the weighted impact of exchanges of Class B shares for Class A shares.

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
The Company’s estimated annual effective tax rate is 24.1% prior to taking into account any discrete items. The effective tax rate was 24.0% and 35.2% for the three months ended June 30, 2020 and 2019, respectively. Tax expense for the three months ended June 30, 2020 aligned with the Company’s estimated annual effective rate. During the three months ended June 30, 2019, the effective tax rate was impacted by a discrete tax expense of $2.8 million from revaluing deferred tax balances based on changes in estimated state apportionment factors and tax rates.
The Company’s effective tax rate for the six months ended June 30, 2020 was 22.3% compared to 15.4% for the six months ended June 30, 2019. The current year effective tax rate was impacted by an adjustment to deferred taxes related to Voortman, which resulted in a discrete tax benefit of $0.5 million. The prior year effective tax rate was impacted by a discrete tax benefit of $3.2 million related to the remeasurement of deferred tax balances arising from changes in estimated state apportionment factors and rates.
12. Tax Receivable Agreement Obligations

The following table summarizes activity related to the Tax Receivable Agreement for the six months ended June 30, 2020:

(In thousands)
Balance December 31, 2019	$138,196
Exchange of Class B units for Class A shares	6,791
Payments	(1,279)
Balance June 30, 2020	$143,708

As of June 30, 2020 the future expected payments under the tax receivable agreement are as follows:

2020	$10,800
2021	7,900
2022	7,700
2023	7,700
2024	7,800
Thereafter	101,808

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
At June 30, 2020 and December 31, 2019, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 4. Property and Equipment). As of June 30, 2020 and December 31, 2019, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet (see Note 8. Debt and Lease Obligations).
The table below shows the composition of lease expenses:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Amortization of right of use asset, financing lease	$—	$56	$—	$100
Interest, financing lease	—	5	—	12
Operating lease expense	1,269	616	3,064	1,257
Short-term lease expense	544	282	1,558	682
Variable lease expense	467	189	1,021	377
	$2,280	$1,148	$5,643	$2,428

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The terms “our”, “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.

Overview

We are a leading North America packaged food company, currently operating in one reportable segment: Snacking, which includes sweet baked goods (“SBG”) as well as our cookie and wafer products. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended June 27, 2020, our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 19.3% per Nielsen’s U.S. SBG category data.
Historically, we operated in two reportable segments: SBG and In-Store Bakery (“ISB”), which we sold in August of 2019.

Factors Impacting Recent Results
Acquisition
On January 3, 2020, we completed the acquisition of all of the shares of the parent company of Voortman Cookies Limited (“Voortman”), a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies. By adding the Voortman® brand, we expect to have greater growth opportunities provided by a more diverse portfolio of brands and products. Our consolidated statement of operations includes the operation of these assets from January 3, 2020 through June 30, 2020. During the year, we transitioned Voortman from its legacy direct-store-delivery distribution model into our centralized DTW model.
Divestiture
On August 30, 2019, the Company sold the ISB operations, including relevant trademarks and licensing agreements, to an unrelated party. The ISB operations provided products that were primarily sold in the in-store bakery section of U.S. retail channels. The Company divested the operations to focus on areas of our business that better leverage our core competencies.
COVID-19
The acute and far-reaching impact of the COVID-19 pandemic and actions taken by governments to contain the spread of the virus have impacted our operations during the three and six months ended June 30, 2020. As consumers prepared for extended stays at home, we experienced an increase in consumption in the last few weeks of the first quarter, particularly in our multi-pack products sold through grocery and mass retailer channels. Conversely, we experienced lower consumption of single-serve products, often consumed away from home. This trend has moderated somewhat during the second quarter, however, we cannot predict if these trends will sustain or reverse in future periods.
We have established a task force to monitor the rapidly evolving situation and recommend risk mitigation actions as deemed necessary. To date, we have experienced minimal disruption to our supply chain or distribution network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with all of our contract manufacturers, distributors and other external business partners. As a food producer, we are an essential service and the majority of our employees continue to work within our production and distribution facilities. To protect our employees and ensure continuity of operations, we have implemented additional security and sanitation measures in all of our facilities. We are monitoring our employees’ health and providing additional resources and protocols to enable effective social distancing and adherence to our stringent internal food safety guidelines, industry best practices and evolving CDC guidelines. Many non-production team members, including sales, marketing and corporate associates, are adhering to social distancing guidelines by working from home and reducing person-to-person contact while supporting our ability to bring product to consumers.
We have adequate liquidity to pay for the additional costs associated with these programs while servicing our on-going operating and capital needs. However, we continue to actively monitor and will take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate in this dynamic environment.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. Apart from their impact on the general economy, including the labor market and consumer demand, neither the CARES Act nor any other government program intended to address COVID-19 had any material impact on our consolidated financial statements for the three and six months ended June 30, 2020. We continue to monitor any effects that may result from the CARES Act and other stimulus programs.

Operating Results

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net revenue	$256,226	$241,060	$499,711	$463,798
Gross profit	89,374	83,450	168,711	158,638
As a % of net revenue	34.9%	34.6%	33.8%	34.2%
Operating costs and expenses	54,799	46,569	118,970	85,647
Operating income	34,575	36,881	49,741	72,991
Other expense	11,712	11,148	23,990	21,824
Income tax expense	5,493	9,064	5,741	7,886
Net income	17,370	16,669	20,010	43,281
Net income attributable to Class A stockholders	$16,170	$11,483	$18,518	$32,609

Earnings per Class A share:
Basic	$0.13	$0.11	$0.15	$0.32
Diluted	$0.13	$0.10	$0.15	$0.31

Results of Operations
Net Revenue
Net revenue for the three months ended June 30, 2020 was $256.2 million, an increase of 6.3%, or $15.1 million, compared to $241.1 million for the three months ended June 30, 2019. Excluding ISB, net revenue increased $26.9 million or 11.7%. The increase was driven primarily by the acquisition of Voortman which contributed $23.6 million of net revenue, which is net of $6.8 million of slotting fees incurred to obtain warehouse space during the transition. Sweet baked goods net revenue increased $3.3 million, primarily driven by higher volume of core Hostess® branded multi-pack products partially offset by lower sales of private label and non-Hostess branded products and lower sales of Hostess® branded single-serve products due to impacts of COVID-19 on consumer shopping habits. During the three months ended June 30, 2020, we also established a reserve for expected customer credits related to the recall of certain Raspberry Zinger® products.

Net revenue for the six months ended June 30, 2020 was $499.7 million, an increase of 7.7%, or $35.9 million, compared to $463.8 million for the six months ended June 30, 2019. Excluding ISB, net revenue increased $57.5 million or 13.0%. The acquisition of Voortman contributed $40.7 million of net revenue. The remaining increase was attributed to higher volume of Hostess® branded multi-pack products due to strong demand, particularly in the grocery and dollar channels, partially offset by lower sales of private label and non-Hostess branded products and lower sales of Hostess® branded single-serve products.
Gross Profit
Gross profit for the three months ended June 30, 2020 was $89.4 million, or 34.9% of net revenue, compared to $83.5 million, or 34.6% of net revenue for the three months ended June 30, 2019. Excluding ISB, gross profit increased 10.5% resulting from the accretion from Voortman supported by achievement of synergies and higher operating efficiencies gained with increased volume, partially offset by higher operating costs due to COVID-19.
Gross profit for the six months ended June 30, 2020 was $168.7 million, or 33.8% of net revenue, compared to $158.6 million, or 34.2% of net revenue for the six months ended June 30, 2019. Excluding ISB, gross profit increased 9.5%. The accretion from Voortman and efficiencies from higher sales volume was partially offset by the turnover of inventory acquired through the Voortman acquisition, which was recorded at fair value and higher operating costs due to COVID-19.
Operating Costs and Expenses
Operating costs and expenses for the three months ended June 30, 2020 were $54.8 million, compared to $46.6 million for the three months ended June 30, 2019. The increase was attributed to costs incurred to transition Voortman to our warehouse distribution model as well as Voortman’s on-going operating costs, partially offset by a prior year nonrecurring payment under the Company's long-term incentive plan, prior year remeasurement of the tax receivable agreement and prior year impairment charge related to the In-store Bakery business.
Operating costs and expenses for the six months ended June 30, 2020 were $119.0 million, compared to $85.6 million for the six months ended June 30, 2019. The increase was attributed to costs related to the transition of Voortman's operations as well as Voortman's on-going operating costs, partially offset by a prior year nonrecurring payment under the Company's long-term incentive plan and a prior year impairment charge related to the In-store Bakery business.
Other Expense
Other expense for the three months ended June 30, 2020 was $11.7 million compared to $11.1 million for the three months ended June 30, 2019, in each case consisting primarily of interest expense. Interest expense on our term loans was $10.4 million and $11.1 million for the three months ended June 30, 2020 and 2019, respectively. The three months ended June 30, 2020 also included a loss on remeasurement of Canadian dollar denominated balances attributed to Voortman.

Other expense for the six months ended June 30, 2020 was $24.0 million compared to $21.8 million for the six months ended June 30, 2019, in each case consisting primarily of interest expense. Interest expense on our term loans was $21.9 million and $22.1 million for the six months ended June 30, 2020 and 2019, respectively.

Income Taxes
Our effective tax rate for the three months ended June 30, 2020 was 24.0% compared to 35.2% for the three months ended June 30, 2019. Our prior year effective tax rate was impacted by a discrete tax expense of $2.8 million related to the remeasurement of deferred tax balances arising from changes in estimated state apportionment factors and rates.

Our effective tax rate for the six months ended June 30, 2020 was 22.3% compared to 15.4% for the six months ended June 30, 2019. The current year effective tax rate was impacted by an adjustment to deferred taxes related to Voortman, which resulted in a discrete tax benefit of $0.5 million. Our prior year effective tax rate was impacted by a discrete tax benefit of $3.2 million related to the remeasurement of deferred tax balances arising from changes in estimated state apportionment factors and rates.

Segments
For the reporting periods presented, we had two reportable segments: Snacking and In-Store Bakery. Our Snacking segment consists of baked goods, cookies, wafers and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill®, Big Texas® and Voortman® brands. In January of 2020, we added the newly acquired Voortman operations into the reportable segment previously known as Sweet Baked Goods and renamed the segment as “Snacking”. The In-Store Bakery segment consists primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores. We divested our In-Store Bakery operations on August 30, 2019.

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

Unaudited Segment Financial Data	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net revenue:
Snacking	$256,226	$229,273	$499,711	$442,151
In-Store Bakery	—	11,787	—	21,647
Net revenue	$256,226	$241,060	$499,711	$463,798

Gross profit:
Snacking	$89,374	$80,925	$168,711	$154,069
In-Store Bakery	—	2,525	—	4,569
Gross profit	$89,374	$83,450	$168,711	$158,638

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
We had working capital, excluding cash, as of June 30, 2020 and December 31, 2019 of $6.5 million and $8.1 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of June 30, 2020, we had approximately $95.9 million available for borrowing, net of letters of credit, under the Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2020 and 2019 were $60.7 million and $74.1 million, respectively. During the six months ended June 30, 2020, we used cash to fund transaction expenses related to the purchase of Voortman and certain non-capitalizable costs related to the transition of Voortman into our warehouse distribution model. We also made certain non-capitalizable investments in the transition of our centralized distribution center to Kansas.

Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2020 and 2019 were $345.2 million and $18.3 million, respectively. During the six months ended June 30, 2020, we funded the CAD $423 million purchase price of Voortman with cash on hand and the proceeds from an incremental term loan on our existing credit facility. We also invested in our bakeries and new centralized distribution center.
Cash Flows from Financing Activities
Cash flows from financing activities were an inflow of $127.6 million for the six months ended June 30, 2020 and an outflow of $12.9 million for the six months ended June 30, 2019. During 2020, cash proceeds of $140.0 million from the incremental term loan used to finance the purchase of Voortman were offset by related charges of $3.1 million.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of June 30, 2020.
In January 2020, we entered into $140.0 million of incremental term loans through an amendment to our existing credit agreement. The proceeds, together with cash on hand were used to settle a forward purchase contract for Canadian Dollars utilized to finance the CAD $425 million purchase of Voortman.
As of June 30, 2020, $1,108.3 million aggregate principal amount of the Term Loan was outstanding and letters of credit worth up to $4.1 million aggregate principal amount were available, reducing the amount available under the Revolver. As of June 30, 2020, we were in compliance with the covenants under the Term Loan and the Revolver.
Contractual Obligations and Commitments
There were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposures to market risk have not changed materially since December 31, 2019.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
We are involved from time to time in lawsuits, claims and proceedings arising in the ordinary course of business. These matters typically involve personnel and employment issues, personal injury, contract and other proceedings arising in the ordinary course of business. Although we do not expect the outcome of these matters to have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments, or enter into settlements or be subject to claims that could materially impact our results.

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

With novel coronavirus (“COVID-19”) infections reported throughout the world, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. As a food producer, we are an essential service and the majority of our employees continue to work within our production and distribution facilities. However, we have had increased labor costs resulting from the payment of overtime to certain of our employees while other employees have been on paid sick leave or unpaid leaves of absence. We have also incurred expenses related to additional sanitization and safety measures we have instituted throughout our facilities. Although the temporary reductions in production at our facilities to enable sanitization and implementation of our other safety and employee welfare programs have not materially affected our operations, other food producers have experienced significant shutdowns of production. We cannot assure you that our health and safety measures will prevent a widespread outbreak of COVID-19 at our facilities. Such an outbreak could lead to a suspension of production or increased labor and other costs, each of which could have a material adverse effect on our business, financial condition and results of operations.

We are also actively monitoring the potential impact of the pandemic on our supply chain, operations and distribution. Our products are manufactured in North America and we source the significant majority of our ingredients, raw materials and packaging within North America. However, global supply may become constrained, which may cause the price of certain ingredients, raw materials and packaging used in our products to increase, such ingredients may become unavailable and/or we may experience disruptions to our operations. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the severity of the disease, the duration of the outbreak, the economic impact on our customers, and actions that may be taken by governmental authorities. We also cannot predict the effects of another wave of COVID-19 or any future outbreak of other highly infectious or contagious diseases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lenexa, Kansas on August 5, 2020.

HOSTESS BRANDS, INC.

By	/s/ Brian T. Purcell
Brian T. Purcell Executive Vice President, Chief Financial Officer