Form 10-Q
period 2020-09-30
Hostess Brands, Inc.
filed 2020-11-05
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 126,211,761 shares at November 5, 2020
Shares of Class B common stock outstanding - 4,568,497 shares at November 5, 2020

HOSTESS BRANDS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2020

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

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$152,297	$285,087
Accounts receivable, net	136,930	104,892
Inventories	47,710	47,608
Prepaids and other current assets	20,116	15,569
Total current assets	357,053	453,156
Property and equipment, net	284,118	242,384
Intangible assets, net	1,974,081	1,853,315
Goodwill	707,132	535,853
Other assets, net	17,459	12,993
Total assets	$3,339,843	$3,097,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$13,097	$11,883
Tax receivable agreement payments payable within one year	9,100	12,100
Accounts payable	60,096	68,566
Customer trade allowances	57,059	45,715
Accrued expenses and other current liabilities	57,020	21,661
Total current liabilities	196,372	159,925
Long-term debt and lease obligations	1,106,374	975,405
Tax receivable agreement obligations	128,355	126,096
Deferred tax liability	298,387	256,051
Other long-term liabilities	1,340	—
Total liabilities	1,730,828	1,517,477

Commitments and Contingencies (Note 13)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 125,149,257 and 122,108,086 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	12	12
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, 5,622,149 and 8,409,834 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid in capital	1,185,003	1,152,055
Accumulated other comprehensive loss	(11,004)	(756)
Retained earnings	375,603	334,480
Stockholders’ equity	1,549,615	1,485,792
Non-controlling interest	59,400	94,432
Total liabilities and stockholders’ equity	$3,339,843	$3,097,701
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net revenue	$260,855	$227,211	$760,566	$691,009
Cost of goods sold	169,700	156,791	500,700	461,951
Gross profit	91,155	70,420	259,866	229,058
Operating costs and expenses:
Advertising and marketing	11,762	10,627	32,983	30,186
Selling expense	8,675	6,992	39,173	23,822
General and administrative	21,913	17,736	71,261	54,483
Amortization of customer relationships	6,739	5,755	20,333	17,749
Business combination transaction costs	—	—	4,282	—
Other operating expense	729	5,739	756	6,256
Total operating costs and expenses	49,818	46,849	168,788	132,496
Operating income	41,337	23,571	91,078	96,562
Other expense:
Interest expense, net	10,265	9,813	32,570	30,351
Other expense	818	—	2,503	1,286
Total other expense	11,083	9,813	35,073	31,637
Income before income taxes	30,254	13,758	56,005	64,925
Income tax expense	6,281	3,029	12,022	10,915
Net income	23,973	10,729	43,983	54,010
Less: Net income attributable to the non-controlling interest	1,368	1,944	2,860	12,615
Net income attributable to Class A stockholders	$22,605	$8,785	$41,123	$41,395

Earnings per Class A share:
Basic	$0.18	$0.08	$0.33	$0.39
Diluted	$0.18	$0.07	$0.33	$0.37
Weighted-average shares outstanding:
Basic	124,905,538	115,196,195	123,901,333	106,904,733
Diluted	127,586,881	121,122,895	126,090,645	110,804,367

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net income	$23,973	$10,729	$43,983	$54,010
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap contracts designated as cash flow hedges	155	(741)	(14,462)	(5,912)
Tax benefit (expense)	(39)	172	3,611	1,255
Comprehensive income	24,089	10,160	33,132	49,353
Less: Comprehensive income attributed to non-controlling interest	1,375	1,858	2,034	11,447
Comprehensive income attributed to Class A stockholders	$22,714	$8,302	$31,098	$37,906

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2019	122,108,086	$12	8,409,834	$1	$1,152,055	$(756)	$334,480	$1,485,792	$94,432
Comprehensive income (loss)	—	—	—	—	—	(8,810)	2,348	(6,462)	(437)
Share-based compensation, including income taxes of $103	106,770	—	—	—	2,180	—	—	2,180	—
Exchanges	969,247	—	(969.247)	—	11,819	(17)	—	11,802	(11,802)
Distributions	—	—	—	—	—	—	—	—	(1,613)
Exercise of employee stock options and warrants	2,205	—	—	—	155	—	—	155	—
Payment of taxes for employee stock awards	—	—	—	—	(1,004)	—	—	(1,004)	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,341	—	—	—	—	(1,942)	—	—	(1,942)	—
Balance–March 31, 2020	123,186,308	12	7,440,587	1	1,163,263	(9,583)	336,828	1,490,521	80,580
Comprehensive income (loss)	—	—	—	—	—	(1,324)	16,170	14,846	1,096
Share-based compensation, net of income taxes of $496	46,304	—	—	—	1,929	—	—	1,929	—
Exchanges	1,139,302	—	(1,139,302)	—	13,803	(127)	—	13,676	(13,676)
Distributions	—	—	—	—	—	—	—	—	(365)
Exercise of employee stock options and warrants	36,700	—	—	—	408	—	—	408	—
Payment of taxes for employee stock awards	—	—	—	—	(32)	—	—	(32)	—
Tax receivable agreement arising from exchanges, net of income taxes of $952		—	—	—	(2,556)	—	—	(2,556)	—
Balance–June 30, 2020	124,408,614	12	6,301,285	1	1,176,815	(11,034)	352,998	1,518,792	67,635
Comprehensive income (loss)	—	—	—	—	—	109	22,605	22,714	1,375
Share-based compensation, net of income taxes of $361	60,781	—	—	—	1,720	—	—	1,720	—
Exchanges	679,136	—	(679,136)	—	8,244	(79)	—	8,165	(8,165)
Distributions	—	—	—	—	—	—	—	—	(1,445)
Exercise of employee stock options and warrants	726	—	—	—	2	—	—	2	—
Payment of taxes for employee stock awards	—	—	—	—	(347)	—	—	(347)	—
Tax receivable agreement arising from exchanges, net of income taxes of $754	—	—	—	—	(1,431)	—	—	(1,431)	—
Balance–September 30, 2020	125,149,257	$12	5,622,149	$1	$1,185,003	$(11,004)	$375,603	$1,549,615	$59,400

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2018	100,046,392	$10	30,255,184	$3	$925,902	$2,523	$271,365	$1,199,803	$350,454
Comprehensive income (loss)	—	—	—	—	—	(1,216)	21,126	19,910	4,984
Share-based compensation, net of income taxes of $613	—	—	—	—	1,668	—	—	1,668	—
Distributions	—	—	—	—	—	—	—	—	(457)
Exercise of public warrants	50	—	—	—	—	—	—	—	—
Balance–March 31, 2019	100,046,442	10	30,255,184	3	927,570	1,307	292,491	1,221,381	354,981
Comprehensive income (loss)	—	—	—	—	—	(1,789)	11,483	9,694	4,605
Share-based compensation, net of income taxes of $563	20,241	—	—	—	1,936	—	—	1,936	—
Distributions	—	—	—	—	—	—	—	—	(4,459)
Exercise of employee stock options	1,788	—	—	—	23	—	—	23	—
Payment of taxes for employee stock awards	—	—	—	—	(124)	—	—	(124)	—
Exchanges	9,255,400	1	(9,255,400)	(1)	110,734	292	—	111,026	(111,026)
Tax receivable agreement arising from exchanges, net of income taxes of $10,109	—	—	—	—	(17,610)	—	—	(17,610)	—
Balance-June 30, 2019	109,323,871	11	20,999,784	2	1,022,529	(190)	303,974	1,326,326	244,101
Comprehensive income (loss)	—	—	—	—	—	(483)	8,785	8,302	1,858
Share-based compensation, net of income taxes of $228	78,610	—	—	—	2,149	—	—	2,149	—
Distributions	—	—	—	—	—	—	—	—	(1,743)
Payment of taxes for employee stock awards	—	—	—	—	(483)	—	—	(483)	—
Exchanges	11,544,600	1	(11,544,600)	(1)	139,169	(14)	—	139,155	(139,155)
Tax receivable agreement arising from exchanges, net of income taxes of $17,185	—	—	—	—	(23,238)	—	—	(23,238)	—
Balance–September 30, 2019	120,947,081	$12	9,455,184	$1	$1,140,126	$(687)	$312,759	$1,452,211	$105,061
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
Operating activities	September 30, 2020	September 30, 2019
Net income	43,983	$54,010
Depreciation and amortization	40,999	32,678
Impairment of property, goodwill and intangibles	—	1,005
Debt discount (premium) amortization	977	(803)
Tax receivable agreement remeasurement	610	1,296
Non-cash fees on disposal of assets	—	1,414
Unrealized foreign exchange losses	1,392	—
Non-cash lease expense	358	—
Share-based compensation	6,583	7,157
Deferred taxes	8,575	9,519
Loss on sale of assets	317	471
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(7,106)	(13,536)
Inventories	7,462	(3,451)
Prepaids and other current assets	(4,334)	(3,793)
Accounts payable and accrued expenses	2,186	18,305
Customer trade allowances	5,989	3,080
Net cash provided by operating activities	107,991	107,352
Investing activities
Purchases of property and equipment	(33,382)	(28,421)
Acquisition of business, net of cash acquired	(316,013)	—
Proceeds from sale of business, net of cash	—	63,353
Acquisition and development of software assets	(4,994)	(4,298)
Net cash provided by (used in) investing activities	(354,389)	30,634
Financing activities
Repayments of long-term debt and lease obligations	(8,375)	(7,470)
Proceeds from long-term debt origination, net of fees paid	136,888	—
Distributions to non-controlling interest	(3,423)	(6,659)
Tax payments related to issuance of shares to employees	(1,383)	(607)
Cash received from exercise of options and warrants	565	23
Payments on tax receivable agreement	(10,327)	(2,779)
Net cash provided by (used in) financing activities	113,945	(17,492)
Effect of exchange rate changes on cash and cash equivalents	(337)	—
Net increase (decrease) in cash and cash equivalents	(132,790)	120,494
Cash and cash equivalents at beginning of period	285,087	146,377
Cash and cash equivalents at end of period	$152,297	$266,871

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$31,883	$33,602
Net taxes paid	$5,403	$2,416
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$3,124	$1,468
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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of September 30, 2020 and December 31, 2019, the Company’s accounts receivable were $136.9 million and $104.9 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $5.1 million and $2.7 million, respectively.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	September 30, 2020	December 31, 2019

Ingredients and packaging	$23,937	$21,439
Finished goods	21,043	22,513
Inventory in transit to customers	2,730	3,656
	$47,710	$47,608
Software Costs

Capitalized software is included in “Other assets, net” in the consolidated balance sheets in the amount of $14.7 million and $10.9 million at September 30, 2020 and December 31, 2019, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative operating expense was $1.4 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, compared to $0.7 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products in the United States primarily within the Sweet Baked Goods category. Beginning with the acquisition of Voortman on January 3, 2020 (see Note 2. Business Combinations), the Company also sells products in the United States and Canada within the Cookies category.
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended September 30, 2020
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$234,103	$—	$22,328	$256,431
Canada	—	—	4,424	4,424
	$234,103	$—	$26,752	$260,855

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2019
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$220,156	$7,055	$—	$227,211
Canada	—	—	—	—
	$220,156	$7,055	$—	$227,211

	Nine Months Ended September 30, 2020
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$693,085	$—	$56,094	$749,179
Canada	—	—	11,387	11,387
	$693,085	$—	$67,481	$760,566

	Nine Months Ended September 30, 2019
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$662,307	$28,702	$—	$691,009
Canada	—	—	—	—
	$662,307	$28,702	$—	$691,009

Concentrations
The Company has one customer (together with its affiliates) that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Three Months Ended		Nine Months Ended
(% of Consolidated Net Revenues)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Snacking	19.7%	22.3%	21.0%	23.0%
In-Store Bakery	0.0%	0.3%	0.0%	0.5%
Total	19.7%	22.6%	21.0%	23.5%

Foreign Currency Remeasurement

Certain Voortman sales and costs are denominated in the Canadian dollar (“CAD”). CAD transactions have been remeasured into U.S. dollars (“USD”) on the consolidated statement of operations using the average exchange rate for the reporting period. Balances expected to be settled in CAD have been remeasured into USD on the consolidated balance sheet using the exchange rate at the end of the period. During the three and nine months ended September 30, 2020, the Company recognized losses on remeasurement of $0.4 million and $1.1 million, respectively, reported within other expense on the consolidated statement of operations.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Business Combinations

On January 3, 2020, the Company completed the acquisition of all of the shares of the parent company of Voortman, a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies for approximately $328.7 million ($427.0 million CAD), reflecting final working capital and other closing statement adjustments finalized in the three months ended September 30, 2020. Net cash outflow related to the purchase price through September 30, 2020 was $316.0 million. This net cash outflow reflects a net gain on a related foreign currency contract of $6.9 million, cash acquired of $1.6 million and a liability outstanding as of September 30, 2020 for certain purchase price adjustments of $4.2 million.

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

An aggregate of $10.8 million CAD was deposited into an escrow account to satisfy amounts in respect of post-closing adjustments and to provide for payment to the Company of indemnity claims, if any. During the three months ended September 30, 2020, the post-closing working capital adjustment was finalized and in connection therewith, $3.1 million CAD was released from escrow. During the three and nine months ended September 30, 2020, working capital and other adjustments of $4.2 million and $5.2 million were made to goodwill, respectively. The Company continues to evaluate contractual rights it has under the transaction documents.

Included in other non-current liabilities in the table below is a $1.3 million liability for pre-acquisition uncertain tax positions. It is offset by a non-current receivable balance of $1.3 million representing expected recovery through seller or insurance policy indemnification.

The Company recorded a preliminary allocation of the purchase price to tangible and identified intangible assets acquired and liabilities assumed, based on their fair values as of the closing date. The final allocation of the purchase price is pending the final valuation of certain assets acquired and liabilities assumed. The Company expects to finalize the allocation of the purchase consideration as soon as practicable. The preliminary purchase price allocation is as follows:

(In thousands)
Cash	$1,639
Accounts receivable	24,848
Inventory	7,564
Income tax receivable	7,522
Other current assets	420
Property and equipment	32,028
Customer relationships	11,100
Trade names	130,000
Goodwill	171,279
Other non-current assets	1,320
Accounts payable and accrued expenses	(6,173)
Customer trade allowances	(5,428)
Lease liabilities	(6,420)
Deferred taxes	(39,665)
Other non-current liabilities	(1,320)
Assets acquired and liabilities assumed	$328,714

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill is attributed to intangible assets which do not qualify for separate recognition.

During the nine months ended September 30, 2020, the Company incurred $4.3 million of expenses related to this acquisition. These expenses are classified as business combination transaction costs on the consolidated statement of operations.

The following unaudited pro forma combined financial information presents the Company’s results as though the acquisition of Voortman had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(unaudited, pro forma)		(unaudited, pro forma)
Net revenue	$260,855	$259,040	$760,566	$771,182
Net income	$23,973	$12,476	$43,983	$54,535

3. Exit Costs
Subsequent to the Company’s acquisition of Voortman, activities were initiated to transition Voortman’s distribution model to the Company’s direct-to-warehouse distribution model. The Company has incurred costs to exit Voortman’s direct-store-delivery model, including severance and contract termination costs related to third-party distributor and leasing relationships. Total costs are expected to be approximately $13.0 million through completion of the transition in 2020. During the nine months ended September 30, 2020, contract termination costs of $8.3 million were recognized in selling expense on the consolidated statement of operations. No contract termination costs were recognized during the three months ended September 30, 2020. During the three and nine months ended September 30, 2020, severance costs of $0.1 million and $4.3 million, respectively, were recognized within general and administrative expenses on the consolidated statement of operations.

Reserves for these activities are reported within accrued expenses on the consolidated balance sheet and had the following activity during the nine months ended September 30, 2020:

(In thousands)	Severance	Contract Termination	Total
Charges recorded	$4,290	$8,278	$12,568
Payments made	(3,560)	(7,617)	(11,177)
Impact of change in exchange rates on CAD denominated liability	(89)	(365)	(454)
Reserve balance as of September 30, 2020	$641	$296	$937

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Property and Equipment
Property and equipment consists of the following:

(In thousands)	September 30, 2020	December 31, 2019

Land and buildings	$58,778	$53,683
Right of use assets, operating	21,711	23,771
Machinery and equipment	245,941	209,382
Construction in progress	18,754	5,878
	345,184	292,714
Less accumulated depreciation and amortization	(61,066)	(50,330)
	$284,118	$242,384

Depreciation expense was $6.3 million and $16.6 million for the three and nine months ended September 30, 2020, compared to $4.3 million and $12.9 million for the three and nine months ended September 30, 2019.

5. Segment Reporting
For the periods presented, the Company had two reportable segments: Snacking and In-Store Bakery. As of January 3, 2020, the Company added the newly acquired Voortman operations into the reportable segment previously known as Sweet Baked Goods and renamed the segment as “Snacking”. The Company’s Snacking segment consists of sweet baked goods, cookies, wafers and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill®, Big Texas®, and Voortman® brands. The In-Store Bakery segment consisted primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores. The Company divested its In-Store Bakery operations on August 30, 2019. Subsequent to the sale, Snacking is the Company’s single reportable segment.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net revenue:
Snacking	$260,855	$220,156	$760,566	$662,307
In-Store Bakery	—	7,055	—	28,702
Net revenue	$260,855	$227,211	$760,566	$691,009

Depreciation and amortization:
Snacking	$14,522	$10,514	$40,999	$31,076
In-Store Bakery	—	224	—	1,602
Depreciation and amortization	$14,522	$10,738	$40,999	$32,678

Gross profit:
Snacking	$91,155	$68,804	$259,866	$222,872
In-Store Bakery	—	1,616	—	6,186
Gross profit	$91,155	$70,420	$259,866	$229,058

Capital expenditures (1):
Snacking	$12,072	$14,284	$37,460	$26,062
In-Store Bakery	—	2	—	182
Capital expenditures	$12,072	$14,286	$37,460	$26,244

(1)Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable. For the nine months ended September 30, 2020 and 2019, capital expenditures in accounts payable decreased by $0.9 million and $6.4 million, respectively.

After the August 30, 2019 divestiture of the In-Store Bakery operations, the Company retained no assets related to the In-Store Bakery segment. All assets at September 30, 2020 and December 31, 2019 were attributed to the Snacking segment.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6. Goodwill and Intangible Assets
The Company recognized goodwill in January of 2020 related to its acquisition of Voortman based on a preliminary valuation performed to determine the fair value of the acquired assets. During the three and nine months ended September 30, 2020, the preliminary valuation was adjusted, resulting in an increase to goodwill of $4.2 million and $5.2 million, respectively. The Voortman-related goodwill was incorporated into the Company’s Snacking reporting segment. At September 30, 2020, there is no goodwill associated with the In-Store Bakery reporting segment, which the Company divested in August 2019. Goodwill activity is presented below.

(In thousands)	Snacking
Balance as of December 31, 2019	$535,853
Acquisition of Voortman	171,279
Balance as of September 30, 2020	$707,132

Intangible assets consist of the following:

(In thousands)	September 30, 2020	December 31, 2019

Intangible assets with indefinite lives (Trademarks and Trade names)	$1,538,631	$1,408,630
Intangible assets with definite lives (Customer Relationships)	526,812	515,713
Less accumulated amortization (Customer Relationships)	(91,362)	(71,028)
Intangible assets, net	$1,974,081	$1,853,315

The Company recognized additional trade names and customer relationships intangible assets during the nine months ended September 30, 2020 related to the acquisition of Voortman. See Note 2. Business Combinations for additional details.
Amortization expense was $6.7 million and $20.3 million for the three and nine months ended September 30, 2020, respectively, and $5.8 million and $17.7 million for the three and nine months ended September 30, 2019, respectively. The unamortized portion of customer relationships will be expensed over their remaining useful lives, from 1 to 19 years. The weighted-average amortization period as of September 30, 2020 for customer relationships was 19.0 years.

7. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	September 30, 2020	December 31, 2019

Interest rate swap contract	$15,164	$704
Incentive compensation	12,788	6,840
Payroll, vacation and other compensation	9,994	3,389
Other	19,074	10,728
	$57,020	$21,661

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Debt and Lease Obligations
In January 2020, the Company originated a $140.0 million incremental term loan through an amendment to its existing credit agreement. The Company received proceeds of $136.9 million, net of fees incurred of $3.1 million. The proceeds, together with cash on hand, financed the purchase of Voortman (see Note 2. Business Combinations). The terms, conditions and covenants applicable to the incremental term loan are the same as the terms, conditions and covenants applicable to the existing term loans. The term loan requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum plus a margin of 2.25% per annum and principal payments at a rate of 0.25% of the aggregate principal balance per quarter with the remaining principal amount due upon maturity on August 3, 2025.
A summary of the carrying value of the debt and lease obligations is as follows:

(In thousands)	September 30, 2020	December 31, 2019
Term Loan (3.0% as of September 30, 2020)
Principal	$1,105,555	$973,930
Unamortized debt premium and issuance costs	(5,230)	(3,094)
	1,100,325	970,836
Lease obligations	19,146	16,452
Total debt and lease obligations	1,119,471	987,288
Less: Current portion of long term debt and lease obligations	(13,097)	(11,883)
Long-term portion	$1,106,374	$975,405

At September 30, 2020, minimum debt repayments under the term loan are due as follows:

(In thousands)
2020	$2,792
2021	11,167
2022	11,167
2023	11,167
2024	11,167
2025	1,058,095

9. Derivative Contracts

To reduce the effect of interest rate fluctuations on its variable-rate Term Loan, in 2017 the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and are reduced by $100 million each year of the five-year contract. As of September 30, 2020 and September 30, 2019, the notional amount was $200 million and $300 million, respectively. At September 30, 2020, the effective interest rate on the long-term debt hedged by this contract was 4.03%.
In February 2020, the Company entered into additional five-year interest rate swap contracts to further reduce the effect of interest rate fluctuations on its variable-rate Term Loan. The notional value of these contracts was $500 million. Under the terms of the contracts, the Company will make quarterly payments based on fixed interest rates ranging from 1.11% to 1.64% and receive quarterly payments based on the greater of LIBOR or 0.75%. These contracts became effective as of April 30, 2020. At September 30, 2020, the effective interest rate on the long-term debt hedged by these interest rate swap contracts was 3.76%.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges.
As of September 30, 2020 and December 31, 2019, the fair values of the interest rate swap contracts of $15.2 million and $0.7 million, respectively, were reported within accrued expenses and other current liabilities on the consolidated balance sheet. The fair value of the interest rate swap contracts are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observable market interest rate curves (Level 2).
In connection with the agreement to purchase Voortman as described in Note 2. Business Combinations, the Company entered into a foreign currency contract to hedge $440 million CAD to be used for the forecasted purchase price and a portion of the subsequent expected conversion costs. At December 31, 2019, the contract had a value of $7.1 million recognized within other current assets on the consolidated balance sheet based on available market information on similar contracts (Level 2).Through settlement of the contracts in January of 2020, a loss of $0.2 million was recognized within other expense on the consolidated statement of operations for the nine months ended September 30, 2020.

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

Below are basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income attributable to Class A stockholders (in thousands)	$22,605	$8,785	$41,123	$41,395
Denominator:
Weighted-average Class A shares outstanding - basic	124,905,538	115,196,195	123,901,333	106,904,733
Dilutive effect of warrants	2,394,619	5,327,319	1,967,741	3,454,899
Dilutive effect of RSUs	286,724	599,381	221,571	444,735
Weighted-average shares outstanding - diluted	127,586,881	121,122,895	126,090,645	110,804,367

Net income per Class A share - basic	$0.18	$0.08	$0.33	$0.39

Net income per Class A share - diluted	$0.18	$0.07	$0.33	$0.37

For the three and nine months ended September 30, 2020 and 2019, the dilutive effect of stock options was excluded from the computation of diluted earnings per share because the assumed proceeds from the awards’ exercise were greater than the average market price of the common shares.

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
The Company’s estimated annual effective tax rate is 24.1% prior to taking into account any discrete items. The effective tax rate was 20.8% and 22.0% for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, the effective tax rate was impacted by a tax law change which resulted in a discrete tax benefit of $1.2 million. During the three months ended September 30, 2019, the effective tax rate was impacted by a discrete tax benefit of $0.5 million related to the divestiture of the In-Store Bakery operations.
The Company’s effective tax rate for the nine months ended September 30, 2020 was 21.5% compared to 16.8% for the nine months ended September 30, 2019. The current year effective tax rate was impacted by an adjustment to deferred taxes related to Voortman and a tax law change, which collectively resulted in a discrete tax benefit of $1.7 million. The prior year effective tax rate was impacted by a net discrete tax benefit of $3.7 million primarily related to the remeasurement of deferred tax balances arising from changes in estimated state apportionment factors and rates due to business operation changes.

12. Tax Receivable Agreement Obligations

The following table summarizes activity related to the Tax Receivable Agreement for the nine months ended September 30, 2020:

(In thousands)
Balance December 31, 2019	$138,196
Exchange of Class B units for Class A shares	8,976
Remeasurement due to tax law change	610
Payments	(10,327)
Balance September 30, 2020	$137,455

As of September 30, 2020 the future expected payments under the tax receivable agreement are as follows:

(In thousands)
2020	$1,800
2021	8,600
2022	7,800
2023	7,800
2024	7,900
Thereafter	103,555

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
At September 30, 2020 and December 31, 2019, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 4. Property and Equipment). As of September 30, 2020 and December 31, 2019, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet (see Note 8. Debt and Lease Obligations).
The table below shows the composition of lease expenses:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Amortization of right of use asset, financing lease	$—	$33	$—	$133
Interest, financing lease	—	4	—	16
Operating lease expense	1,209	752	4,273	2,009
Short-term lease expense	456	202	2,014	884
Variable lease expense	445	188	1,466	565
	$2,110	$1,179	$7,753	$3,607

14. Subsequent Events

In November 2020 the Company’s Board of Directors approved a stock repurchase authorization of up to $100 million in shares of Class A common stock. As of November, 5, 2020, no shares have been repurchased under this authorization.

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
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended September 26, 2020, our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 19.7% per Nielsen’s U.S. SBG category data.
Historically, we operated in two reportable segments: SBG and In-Store Bakery (“ISB”), which we sold in August of 2019.

Factors Impacting Recent Results
Acquisition
On January 3, 2020, we completed the acquisition of all of the shares of the parent company of Voortman Cookies Limited (“Voortman”), a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies. By adding the Voortman® brand, we expect to have greater growth opportunities provided by a more diverse portfolio of brands and products. Our consolidated statement of operations includes the operation of these assets from January 3, 2020 through September 30, 2020. During the year, we transitioned Voortman from its legacy direct-store-delivery distribution model into our centralized DTW model.
Divestiture
On August 30, 2019, the Company sold the ISB operations, including relevant trademarks and licensing agreements, to an unrelated party. The ISB operations provided products that were primarily sold in the in-store bakery section of U.S. retail channels. The Company divested the operations to focus on areas of our business that better leverage our core competencies.
COVID-19
The acute and far-reaching impact of the COVID-19 pandemic and actions taken by governments to contain the spread of the virus have impacted our operations during the three and nine months ended September 30, 2020. As consumers prepared for extended stays at home, we experienced an increase in consumption in the last few weeks of the first quarter, particularly in our multi-pack products sold through grocery and mass retailer channels. Conversely, we experienced lower consumption of single-serve products, often consumed away from home. This trend has moderated during the second and third quarters, however, we cannot predict if these trends will sustain or reverse in future periods.
We have established a task force to monitor the rapidly evolving situation and recommend risk mitigation actions as deemed necessary. To date, we have experienced minimal disruption to our supply chain or distribution network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with all of our contract manufacturers, distributors and other external business partners. As a food producer, we are an essential service and our production and distribution facilities continue to operate. To protect our employees and ensure continuity of operations, we have implemented additional security and sanitation measures in all of our facilities. We are monitoring our employees’ health and providing additional resources and protocols to enable effective social distancing and adherence to our stringent internal food safety guidelines, industry best practices and evolving CDC guidelines. Many non-production team members, including sales, marketing and corporate employees, are adhering to social distancing guidelines by working from home and reducing person-to-person contact while supporting our ability to bring products to consumers.
We have adequate liquidity to pay for the costs associated with these additional measures while servicing our on-going operating and capital needs. However, we continue to actively monitor and will take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate in this dynamic environment.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. Apart from their impact on the general economy, including the labor market and consumer demand, neither the CARES Act nor any other government program intended to address COVID-19 had any material impact on our consolidated financial statements for the three and nine months ended September 30, 2020. We continue to monitor any effects that may result from the CARES Act and other stimulus programs.

Operating Results

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net revenue	$260,855	$227,211	$760,566	$691,009
Gross profit	91,155	70,420	259,866	229,058
As a % of net revenue	35.0%	31.0%	34.2%	33.2%
Operating costs and expenses	49,818	46,849	168,788	132,496
Operating income	41,337	23,571	91,078	96,562
Other expense	11,083	9,813	35,073	31,637
Income tax expense	6,281	3,029	12,022	10,915
Net income	23,973	10,729	43,983	54,010
Net income attributable to Class A stockholders	$22,605	$8,785	$41,123	$41,395

Earnings per Class A share:
Basic	$0.18	$0.08	$0.33	$0.39
Diluted	$0.18	$0.07	$0.33	$0.37

Results of Operations
Net Revenue
Net revenue for the three months ended September 30, 2020 was $260.9 million, an increase of 14.8%, or $33.7 million, compared to $227.2 million for the three months ended September 30, 2019. Excluding ISB, net revenue increased $40.8 million or 18.5%. The increase was driven primarily by the acquisition of Voortman which contributed $26.8 million of net revenue. Sweet baked goods net revenue increased $13.9 million, primarily driven by higher volume of core Hostess® branded products partially offset by lower sales of private label and non-Hostess branded products. Additionally during the current year period, we increased the reserve for customer credits related to the recall of certain Raspberry Zinger® products, which was established in the previous quarter. Net revenue was negatively impacted in the prior-year period by the temporary shutdown of certain production lines to perform maintenance and operating enhancements.

Net revenue for the nine months ended September 30, 2020 was $760.6 million, an increase of 10.1%, or $69.6 million, compared to $691.0 million for the nine months ended September 30, 2019. Excluding ISB, net revenue increased $98.3 million or 14.8%. The acquisition of Voortman contributed $67.5 million of net revenue. The remaining increase was attributed to higher volume of Hostess® branded multi-pack products due to strong demand, particularly in the grocery and dollar channels, partially offset by lower sales of private label and non-Hostess branded products and lower sales of Hostess® branded single-serve products.
Gross Profit
Gross profit for the three months ended September 30, 2020 was $91.2 million, or 35.0% of net revenue, compared to $70.4 million, or 31.0% of net revenue for the three months ended September 30, 2019. Excluding ISB, gross profit increased 32.6% resulting from the accretion from Voortman supported by achievement of synergies, lower promotional activity and and higher pro+ductivity efficiencies, partially offset by higher operating costs due to COVID-19.
Gross profit for the nine months ended September 30, 2020 was $259.9 million, or 34.2% of net revenue, compared to $229.1 million, or 33.2% of net revenue for the nine months ended September 30, 2019. Excluding ISB, gross profit increased 16.6%. The increase resulted primarily from the accretion from Voortman and efficiencies from higher sales volume, partially offset by transition costs related to Voortman operations and higher operating costs due to COVID-19.
Operating Costs and Expenses
Operating costs and expenses for the three months ended September 30, 2020 were $49.8 million, compared to $46.8 million for the three months ended September 30, 2019. The increase was primarily attributed to the addition of Voortman's on-going operating costs, partially offset by prior-year charges related to the sale of the In-Store Bakery business, debt refinancing costs, remeasurement of the tax receivable agreement and costs related to the transition of the Company's primary distribution center.
Operating costs and expenses for the nine months ended September 30, 2020 were $168.8 million, compared to $132.5 million for the nine months ended September 30, 2019. The increase was attributed to costs related to the transition of Voortman's operations as well as Voortman's on-going operating costs, partially offset by prior-year charges related to the transition of the Company’s distribution center, a prior-year nonrecurring payment under the Company's long-term incentive plan, costs related to the sale of the In-Store Bakery business and debt refinancing costs.
Other Expense
Other expense for the three months ended September 30, 2020 was $11.1 million compared to $9.8 million for the three months ended September 30, 2019, in each case consisting primarily of interest expense. Interest expense on our term loans was $10.0 million and $10.8 million for the three months ended September 30, 2020 and 2019, respectively.

Other expense for the nine months ended September 30, 2020 was $35.1 million compared to $31.6 million for the nine months ended September 30, 2019, in each case consisting primarily of interest expense. Interest expense on our term loans was $31.9 million and $32.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Income Taxes
Our effective tax rate for the three months ended September 30, 2020 was 20.8% compared to 22.0% for the three months ended September 30, 2019. Our current year effective tax rate was impacted by a discrete tax benefit of $1.2 million related to a tax law change. During the three months ended September 30, 2019, the effective tax rate benefited by a discrete tax benefit of $0.5 million related to the divestiture of the In-Store Bakery operations.

Our effective tax rate for the nine months ended September 30, 2020 was 21.5% compared to 16.8% for the nine months ended September 30, 2019. The current year effective tax rate was impacted by an adjustment to deferred taxes related to Voortman and a tax law change, which collectively resulted in a discrete tax benefit of $1.7 million. Our prior year effective tax rate was impacted by a discrete tax benefit of $3.7 million primarily related to the remeasurement of deferred tax balances arising from changes in estimated state apportionment factors and rates due to business operation changes.

Segments
For the reporting periods presented, we had two reportable segments: Snacking and In-Store Bakery. In January of 2020, we added the newly acquired Voortman operations into the reportable segment previously known as Sweet Baked Goods and renamed the segment as “Snacking”. Our Snacking segment consists of baked goods, cookies, wafers and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill®, Big Texas® and Voortman® brands. The In-Store Bakery segment consisted primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores. We divested our In-Store Bakery operations on August 30, 2019.

We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

Unaudited Segment Financial Data	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net revenue:
Snacking	$260,855	$220,156	$760,566	$662,307
In-Store Bakery	—	7,055	—	28,702
Net revenue	$260,855	$227,211	$760,566	$691,009

Gross profit:
Snacking	$91,155	$68,804	$259,866	$222,872
In-Store Bakery	—	1,616	—	6,186
Gross profit	$91,155	$70,420	$259,866	$229,058

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
We had working capital, excluding cash, as of September 30, 2020 and December 31, 2019 of $8.4 million and $8.1 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of September 30, 2020, we had approximately $94.5 million available for borrowing, net of letters of credit, under the Revolver.

Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2020 and 2019 were $108.0 million and $107.4 million, respectively. Operating cash flow benefited from the incremental profits generated by Voortman as well as higher sales volume and profits from core Hostess® branded products. The increase was also driven by a reduction of net working capital due to the transition of Voortman to our warehouse distribution model. This was offset by cash used to fund Voortman’s transaction expenses and non-capitalizable warehouse transition costs.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2020 and 2019 were $354.4 million and $30.6 million, respectively. During the nine months ended September 30, 2020, we funded the CAD $423 million purchase price of Voortman with cash on hand and the proceeds from an incremental term loan on our existing credit facility. Cash used for purchase of property and equipment reflects planned investments in our bakeries, including Voortman, and our centralized distribution center.
Cash Flows from Financing Activities
Cash flows from financing activities were an inflow of $113.9 million for the nine months ended September 30, 2020 and an outflow of $17.5 million for the nine months ended September 30, 2019. During 2020, cash proceeds of $140.0 million from the incremental term loan used to finance the purchase of Voortman were offset by related charges of $3.1 million. Tax receivable agreement payments increased in the current-year period due to timing of the scheduled annual payment.
Long-Term Debt
We had no outstanding borrowings under our Revolver as of September 30, 2020.
In January 2020, we entered into $140.0 million of incremental term loans through an amendment to our existing credit agreement. The proceeds, together with cash on hand were used to settle a forward purchase contract for Canadian Dollars utilized to finance the CAD $425 million purchase of Voortman.
As of September 30, 2020, $1,105.6 million aggregate principal amount of the Term Loan was outstanding and letters of credit worth up to $5.5 million aggregate principal amount were available, reducing the amount available under the Revolver. We had no outstanding borrowings under our Revolver as of September 30, 2020. As of September 30, 2020, we were in compliance with the covenants under the Term Loan and the Revolver.
Share Repurchase Program
In November 2020 our Board of Directors approved a stock repurchase authorization of up to $100 million in shares of our Class A common stock. The actual timing, number and value of shares to be purchased under the program will be determined at our discretion and will depend on a number of factors, including the performance of the Company's stock price, general market and other conditions, applicable legal requirements, and compliance with the terms of our outstanding indebtedness.
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

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2020, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2020, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lenexa, Kansas on November 5, 2020.

HOSTESS BRANDS, INC.

By	/s/ Brian T. Purcell
Brian T. Purcell Executive Vice President, Chief Financial Officer