Form 10-K
period 2020-12-31
Hostess Brands, Inc.
filed 2021-02-24
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x No ¨
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ¨ No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes x No o
Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $1,516,537,841 (124,102,933 shares at a closing price per share of $12.22).
Shares of Class A common stock outstanding - 130,602,620 shares at February 22, 2021
Shares of Class B common stock outstanding - no shares at February 22, 2021

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HOSTESS BRANDS, INC.
FORM 10-K
FOR THE YEAR ENDED December 31, 2020

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
Explanatory Note

Hostess Brands, Inc. (f/k/a Gores Holdings, Inc.) was originally incorporated in Delaware on June 1, 2015 as a special purpose acquisition company and consummated its initial public offering, on August 19, 2015, following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).
On November 4, 2016, in a transaction referred to as the “Hostess Business Combination,” Gores Holdings, Inc. acquired a controlling interest in Hostess Holdings, L.P. (“Hostess Holdings”), an entity owned indirectly by C. Dean Metropoulos (the “Metropoulos Entities”) and certain equity funds managed by affiliates of Apollo Global Management, LLC (together with the Metropoulos Entities, the “Legacy Hostess Equityholders”).
In connection with the closing of the Hostess Business Combination, Gores Holdings, Inc. changed its name to Hostess Brands, Inc. and its trading symbols on Nasdaq from “GRSH” and “GRSHW,” to “TWNK” and “TWNKW”.

PART I
Item 1. Business

Hostess - Who We Are

We are a leading packaged food company focused on developing, manufacturing, selling and distributing snack products in North America. We produce a variety of new and classic treats including Hostess® CupCakes, Twinkies®, Donettes®, Ding Dongs®, and Zingers®, Danishes, Honey Buns and Coffee Cakes, as well as Voortman® branded cookies, wafer and sugar-free products. Our strategic vision is to be an iconic snack company that builds brands and categories to delight our consumers and customers. We seek to leverage our differentiated core competencies of strong brand equity, continuous innovation, efficient manufacturing and distribution model, collaborative customer partnerships, and significant cash flows to drive profitable and sustainable growth by engaging consumers with our products while seeking opportunities in adjacent snacking categories.
We operate in the growing snacking market where indulgent, sweet snacking continues to be a top preference for consumers1. Our Sweet Baked Goods (“SBG”) products represented 19.5% of their category according to Nielsen total universe for the 52-weeks ended December 26, 2020. Our cookie and wafer products provide a significant opportunity to grow in the adjacent cookie category. We believe our strong brand history and market position in the categories in which we compete, combined with our innovative spirit and scalable operating model, provide a strong platform to execute our strategic initiatives.
We have invested significantly in retailer and consumer data analytics to identify distribution and pricing opportunities and in automated baking and packaging lines to enhance production efficiencies. These investments, combined with our Direct-to-Warehouse (“DTW”) distribution model, support our leading brand position within the $6.9 billion U.S. SBG category and have increased our distribution channels, paving a path towards future sustainable, profitable growth.
Our DTW distribution model uses centralized distribution centers and common carriers to fill orders, with products generally delivered to our customers’ warehouses. This model has eliminated the need for direct-store-delivery (“DSD”) routes and drivers, which allows us to expand our core distribution while gaining access to new channels. During 2020, we successfully transitioned the distribution of Voortman® products, which were acquired as part of our acquisition of Voortman Cookies Limited, from a DSD model to our DTW distribution network. This transition created significant cost savings and unlocked opportunities to penetrate the convenience, drug store and dollar channels.
Brands and Products
Hostess® has been an iconic American brand for generations. Our extensive portfolio of timeless and universally recognized names such as Twinkies®, HoHos® and Ding Dongs® evoke an emotional affinity with consumers that has the potential to be further unlocked through effective marketing and consumer-insight based innovation. We also produce Voortman®, Dolly Madison®, Cloverhill® and Big Texas® branded products. Each brand targets different markets and consumer needs.
1 Mintel Snacking Motivations and Attitudes, January 2019

COVID-19
The COVID-19 pandemic and efforts to stem its spread have caused significant economic disruption. We continue to monitor the impact of the pandemic and adjust our operations in response. As discussed further below, as well as in “Risk Factors” included in Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, we have taken action to respond to these disruptions to protect the health and well-being of our entire team, their families and the communities we serve.
Our Growth Strategy
We are executing our growth strategy by strengthening our core Hostess® brand and expanding into adjacent categories through innovation and strong partnerships with our customers, leveraging our highly efficient and profitable business model and executing strategic acquisitions to accelerate growth, while effectively managing our capital structure.

Optimize the core Hostess® brand and expand into adjacent categories
We believe that we have maintained the Hostess® brand power and category awareness for over a century by satisfying consumers’ need for great-tasting sweet treats. We have established our leadership position in the SBG category through the strength and quality of our products, developing and promoting brands which unite our loyal consumer base and by pricing our products at a reasonable premium to other snacking alternatives. Our acquisition of Voortman, another premium brand with a reputation for quality, enables us to leverage production capabilities and brand recognition to gain market share in the adjacent category.

We plan to capitalize on the strength of our brands and our effective retailer economics to drive growth by attracting new consumers and increasing the number of stores carrying our products. With the potential of extended reach under our DTW distribution model, our market share gains are expected to come from traditional channels (“core expansion”) through our investment in quality, targeted marketing, product innovation and a focus on our most effective brands and products. Our brand strategy, combined with investments in highly effective marketing and brand-building, has resulted in what we believe to be one of the strongest brand equities in snacking, evidenced by our 90% brand awareness for Hostess®2.
Innovation is key to fueling our growth. We are devoted to maintaining our iconic brands while contemporizing them in order to stay relevant with our consumer base and attract new consumers. We believe that to support our market position, we must continually evolve with changing consumer preferences and trends. We are focused on continuing to innovate and expand our core products by launching new flavors of iconic products and expanding new product forms, pack-sizes and packaging to leverage the brand’s power and drive incremental revenue and profit. The success of our product innovation is in part driven by understanding consumer preferences, providing awareness and trials by partnering with our customers, all while maintaining our iconic brands and product quality.
2 AYTM Awareness Study, July 2020

The addition of the Voortman® brand provides us opportunities to respond to additional consumer preferences. In 2021, our new Super Grains cookies will be introduced. We believe these cookies satisfy the consumer need for a baked indulgence with wholesome ingredients. Our new Crispy Minis products were introduced in late 2020 and leverage Voortman's production capacities, extending the Hostess® brand into a new bite-size wafer form.
We are driving incremental growth in the Hostess® brand through extensions of our core products and limited time offerings. Fun seasonal items such as Valentine Ding Dongs® and Mint Chocolate Twinkies®, and Key Lime and S'mores flavored CupCakes, continue to engage our target consumers and provide a fresh perspective to the brand.
During 2020, growth in the breakfast sub-category outpaced total sweet baked goods growth, as more consumers chose sweets in the morning. This consumption trend plays to our strengths as our products conveniently come packaged in both single-serve and multipack varieties. We believe our breakfast portfolio, which includes Hostess® Donettes®, Coffee Cakes, Cinnamon Rolls and Danishes as well as new product forms planned for 2021, including Baby Bundts, Pecan Spins and Muff'n Stix, meet the consumer demand for on-the-go sweet snacking.
We continue to launch new partnerships and enter into licensing agreements that leverage our iconic brands. We have partnered with companies in various industries to bring our iconic brands and flavor profiles to products ranging from flavored coffees and creamers to protein powders and dessert mixes. Outside of the United States, our products are sold throughout Canada and are also distributed by third parties internationally, including products packaged specifically for Mexico and the United Kingdom, among others. In addition, our products are also sold on various e-commerce platforms.
We understand the need to continually evolve while maintaining the traditional offerings our loyal consumer base has come to know and love. We continue to invest in new product development and building our long-term pipeline, leveraging our innovation portfolio and commercialization process to bring new products to market in a timely fashion.
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
The DTW model uses centralized distribution centers and common carriers. We ship the majority of our products from a centralized distribution center in Edgerton, Kansas. This centralization improves visibility and control of distribution and is a key component of our operating model. We utilize other smaller distribution centers for certain products and geographic areas. The distribution centers are able to fill customer orders and reduce inventory on-hand as a result of this centralized consolidation of inventory. Products are delivered to customers’ warehouses from the distribution centers using common carriers. A small number of our customers pick up their orders directly from our distribution centers.
The DTW model is enabled by our extended shelf life (“ESL”) technology. As a result of our DTW model, we do not keep a significant backlog of finished goods inventory, as our bakery products are promptly shipped to our distribution centers after being produced. Some of our products are shipped frozen at the request of certain customers.
We believe our DTW distribution model enables access to a substantial whitespace opportunity. It provides greater reach into convenience, drug and dollar stores. Distributing to these channels under a DSD model can be inefficient due to small average drop size. Historically, DSD snack cake companies have competed with candy and tobacco companies for distribution; however, under our DTW model we partner with these third-party distributors to profitably penetrate both the convenience store and drug store channels and who are looking for opportunities to gain share in the SBG category. In 2020, convenience and drug stores accounted for 30.1% of our net revenues. We have established a strong presence and market share in the convenience and drug channels and are focused on continuously expanding coverage. These partnerships further expand our distribution reach in a highly efficient manner, and we believe they will add to our growth potential going forward. The conversion of the Voortman operations to the DTW model provides an opportunity to introduce new product forms and pack-types into the convenience store channel, such as single-serve Mega Size wafer products, which will be available in stores in 2021.
We have a tailored channel-based go-to-market model that demonstrates key capabilities for growth. We continue to invest in data capabilities, which enables focus on store-level compliance and growth opportunities with our Hostess Partner Program (“HPP”). We also have a unique consortium retail merchandising approach where we partner with brokers to drive in-store performance at lower costs.
We believe that impulse purchase decisions are another fundamental driver of retail sales of our products, which makes prominent in-store placement an essential growth lever. The DTW and centralized distribution model provide us with a competitive advantage through the ability to utilize retail-ready corrugate displays. These pre-built displays are visually impactful, economically produced, and require minimal in-store labor to assemble or load; thus providing cost-efficient display vehicles that benefit both us and the retailer. Preloaded displays also allow us full control over our brand marketing and the ability to execute retailer-wide campaigns regionally or nationally in a consistent manner, providing a unique competitive advantage across the entire SBG category, which our competitors predominantly serve through a DSD model.
COVID-19 modified consumer behaviors, including increasing in-home consumption and disrupting the timing and extent of certain seasonal trends. In response, we made changes to certain merchandising efforts and promotional programs. In addition, our marketing efforts increased in key areas to accelerate growth, including developing new digital programming, which will continue to support our next phase of growth.
Our business model is supported by cost-advantaged manufacturing and distribution, expanded channel/retail store reach and enhanced in-store merchandising capabilities and offers our retail partners attractive margins that incentivize further distribution of our products.
We continue to invest in the business to further our strategic initiatives. Our disciplined capital investment focus will be on operational capabilities that directly support or expand our growth and innovation with strong return on investment metrics. Further, we anticipate continued investment in automation, which allows for improved product quality, consistency and efficiency.
Execute strategic acquisitions to accelerate growth
We have a solid platform for growth through acquisitions. Within the fragmented consumer packaged goods market the opportunity exists to drive value creation through acquisitions by leveraging our brand, infrastructure and performance-driven management culture. We are committed to seeking out opportunities that add new capabilities to our already broad offerings.
The acquisition of Voortman in January 2020 diversified and expanded our product offerings and manufacturing capabilities in the attractive, adjacent $6.9 billion cookie category (based on Nielsen data as of December 26, 2020). The Voortman® brand and its unique product offerings have the #1 share of the sugar-free and wafer segments within this category. The acquisition also leverages our broad customer reach and lean and agile business model. During 2020, we integrated Voortman's distribution model into our DTW structure, with all Voortman U.S. sales shipping through our centralized distribution center. In addition to sharing established, efficient infrastructure, we can benefit from the strengthening of collaborative retail partnerships in the United States and Canada.
As we explore other strategic acquisition opportunities, we will consider our ability to leverage our existing brands or reinvigorate acquired brands within the snacking category. We will also consider our ability to integrate acquisitions with our existing business and the opportunities to generate synergies through leveraging our existing assets and warehouse model. The successful integration of Voortman during 2020 exhibits our ability to execute and integrate acquisitions in adjacent categories. We believe our scale, access to capital and management experience will allow us to execute and integrate additional acquisitions.

The Category: Large and Attractive
The average American consumer eats 2 to 3 snacks per day with snacking occasions spread throughout the day starting at breakfast. The U.S. SBG category is one of the largest categories within the broader U.S. Total Snack category, with retail sales of $6.9 billion according to the Nielsen U.S. total universe for the 52-weeks ended December 26, 2020. The SBG category includes breakfast items (e.g., donuts, breakfast danishes and muffins) and all-day snacking items (e.g., snack cakes, pies, bars and brownies). With consumer snacking needs ranging from satisfying hunger, providing an emotional lift and increasing social connection, we believe our product portfolio is well positioned to benefit from these broader snacking trends.
Our expansion into the cookie category with the purchase of Voortman in 2020 provides another platform to capitalize on the growth in consumer snacking. Voortman's products are in the specialty cookie segment and play into consumer trends towards high quality and better-for-you ingredients.
Competitive landscape
Hostess® is the #2 brand in the U.S. SBG category. The top three brands, Hostess®, Little Debbie, and Entenmann's account for 65.2% of the SBG retail sales according to Nielsen, while the rest of the category remains fairly fragmented. With limited private label penetration in the category, consumers have shown a strong preference for trusted brands within the SBG category. The leading positions are solidified through extensive product portfolios, strong brand awareness, established distribution capabilities and long-standing relationships with critical high-volume retailers. Furthermore, high levels of capital investment are required to establish manufacturing and distribution capabilities of meaningful scale, providing additional barriers to entry.
Voortman® has the #1 creme wafer and sugar-free cookie products within the larger cookie category. Nabisco® is the top brand with approximately 44% of the category according to Nielsen. There is higher private label penetration in the cookie category than the SBG category.
We face competition from other brands, large national bakeries, smaller regional operators and supermarket chains with their own private label brands. The key competitive factors in the industry include product quality, price, customer service, brand recognition and loyalty, promotional activities, access to retail outlets, sufficient shelf-space and ability to identify and satisfy consumer preferences. Some of our largest national competitors include Flowers Foods, Inc., Grupo Bimbo, S.A., McKee Foods Corporation and Mondelez International, Inc. In addition, we also compete with regional manufacturers and other companies that produce cookies, candies and other snacks. At times, we experience pricing pressure in certain markets from competitor promotions and other pricing practices. However, we believe our brand recognition, product quality and innovation have generated consumer loyalty to many of our products which helps mitigate this impact.
Seasonality
Sweet baked goods revenues tend to be moderately seasonal, with declines during the early winter period, which we believe are attributable to altered consumption patterns during the holiday season. We expect this trend to continue to be applicable to our business. We strive to mitigate the seasonality by running certain targeted promotional campaigns. Certain promotional campaigns, including Back to School and Halloween were modified in 2020 to respond to changes in consumer habits due to the impact of COVID-19.

Production
We have a lean, agile and scalable model that delivers quality results. We produce our products at five bakeries located in Emporia, Kansas; Columbus, Georgia; Indianapolis, Indiana; Chicago, Illinois; and Burlington, Ontario. We have made significant efforts to protect the safety of our bakery employees during the COVID-19 pandemic through additional safety protocols and sanitation measures. Our state of the art auto-bake technologies have resulted in significant energy, labor and time savings. The technology provides fully-automated industrial baking ovens and systems, combining cost efficient, compact and continuous baking solutions that can be custom configured. With the increase in demand for our Hostess® branded products, we continue to make adjustments to our production schedules, product assortment and equipment to maximize production capacity in our existing facilities. A portion of our products are manufactured and packaged by third parties under our brands and distributed through our facilities.
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
We have strategic, long-term relationships with our key suppliers for our raw materials and packaging that help leverage our buying power. While the cost of some raw materials has, and may continue to increase or decrease over time, we believe that we will be able to purchase an adequate supply of raw materials as needed. We also sole source certain raw materials. We have multiple vendors that meet our supply requirements for the sole sourced materials, except in the case of certain enzymes used in our ESL technology. With respect to these enzymes, we continue to evaluate other sources in order to maintain business continuity and flexibility. Through cooperation with our suppliers, we have experienced no significant disruption to our supply chain during the COVID-19 pandemic.
Customers
Our top 10 customers in 2020 accounted for 59.4% of total net revenue. During 2020, our largest customer, Wal-Mart and related entities, represented 20.2% of our net revenue. No other customer accounted for more than 10% of 2020 net revenue. The loss of, or a material negative change in, our relationship with Wal-Mart or any of our other top 10 customers could have a material adverse effect on our business. Our customers include mass merchandisers, supermarkets and other retailers and distributors, convenience, drug and dollar stores.
Trademarks and Other Intellectual Property
We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered Hostess®, Voortman®, Dolly Madison®, Cloverhill®, and Big Texas® brand trademarks and our sub-brand trademarks, including Twinkies®, Ding Dongs®, Ho Hos®, Zingers®, Sno Balls®, and Donettes®, are valuable assets that we believe reinforce our consumers’ favorable perception of our products. These trademarks have a perpetual life, subject to renewal. This provides us the opportunity to sell our products at premium price points and pursue licensing opportunities.
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

Research and Development
The majority of our research and development spend is dedicated to enhancing and expanding our product lines, responding to changing consumer preferences and trends and continuing to enhance the taste of our products. In addition, our research and development organization provides technical support to ensure that our core products are consistently produced in accordance with our high standards of quality and specifications. Finally, our research and development department is charged with developing processes to reduce our costs without adversely affecting the quality of our products. During 2020, we opened a new innovation lab within our Lenexa, Kansas corporate office. This lab provides us the testing capabilities, analytics and market research insights we need to support innovation that meets consumer needs and expectations.
Government Regulation
Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products, are subject to regulation by various federal agencies, including the Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”), and the Environmental Protection Agency (the “EPA”), as well as the Canadian Food Inspection Agency (“CFIA”) and Health Canada for Canadian Operations. Our products are subject to various local, state, and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating registrations and licensing, health and sanitation standards, ingredient standards, current Good Manufacturing Practices and traceability, hazard analysis and risk-based preventative controls, food labeling and advertising, hazard reporting and recall requirements, equal employment, wage and hour requirements, and environmental protection, among others. Also, during 2020, we were subject to compliance with movement restrictions and other efforts by local governments to mitigate the spread of COVID-19. We take compliance and the safety of our products and employees seriously and take all steps that we consider necessary or appropriate to comply with all applicable laws, rules and regulations.
Human Capital
As of December 31, 2020, we employed approximately 3,000 people. Of our total workforce, approximately 90% were located at our bakery facilities. The remaining workers comprised functions including operations management, sales and supply chain, among other corporate functions.
Safety is one of our top priorities, and we are proud to have shown a 3-year track record of improvement, with 2020 results for key metrics ahead of industry benchmarks for categories consistent with Occupational Safety & Heath Administration (OSHA) standards. We develop and maintain safety policies in our operating facilities and conduct periodic audits to ensure compliance. We believe new automation, safety investments and behavioral safety training have resulted in higher employee engagement and lower workers’ compensation costs. We have taken additional measures during 2020 to maintain a safe working environment for our employees amid the COVID-19 pandemic, including remote work (where practical), enhanced safety and sanitation protocols, employee health screenings and providing face coverings.
We have entered into collective bargaining agreements with the local unions of the Bakery, Confectionery, Tobacco Workers and Grain Millers Union in Indianapolis, Indiana, Columbus, Georgia and International (through our Burlington, Ontario facility); AFL-CIO and the Chemical Production Workers Union Local No. 30 in Chicago, Illinois. Approximately 1,200 employees are covered by these collective bargaining agreements. We consider our relations with employees to be good and have not experienced a strike or significant work stoppage.
Our ability to achieve sustained, profitable results is predicated on our ability to attract, retain, and engage a team of employees aligned on a common purpose: to deliver products that create moments of joy for our customers and consumers. We are committed to providing a safe work environment, competitive wage and benefits packages, career development opportunities and an inclusive culture that encourages employees to bring their whole self to work.

Maintaining a positive work culture is critical to our ability to achieve our performance goals. We believe diversity, equity, and inclusion efforts are key to maintaining our positive culture. We focus on our culture through a combination of regular training for employees at all levels, policies and practices in support of these goals, and a variety of internal and community based events and actions that reinforce the power of our shared Company values and the unique characteristics of each of our employees.
To ensure we know what is important to our employees, we conduct periodic engagement surveys, roundtable meetings with groups of employees, and action planning processes to track progress against identified themes. Many of these actions are employee developed and led; all employees can lead, regardless of title.
The Company’s culture is an integral part of our strategy, built on innovation, collaboration and a competitive spirit. Embodying these tenets is a strong and experienced management team, led by Andy Callahan, our President and Chief Executive Officer. Members of the management team have extensive experience in the consumer packaged goods industry across the sales, operations, marketing, legal and finance disciplines.
Our management team is complemented by an experienced Board of Directors, all of whom have senior executive leadership experience and bring with them extensive consumer products knowledge. Our board members and management include:

Board of Directors:	Management:
Jerry D. Kaminski, Chairman	Andy P. Callahan, President and Chief Executive Officer
Andy P. Callahan, Director	Brian T. Purcell, Executive Vice President, Chief Financial Officer
Laurence E. Bodner, Director	Michael J. Cramer, Executive Vice President, Chief Administrative Officer
Gretchen R. Crist, Director	Andrew W. Jacobs, Executive Vice President, Chief Operating Officer
Rachel P. Cullen, Director	John L. Kalal, Senior Vice President of Bakery Operations and Supply Chain
Ioannis Skoufalos, Director	Darryl P. Riley, Senior Vice President of Quality, Food Safety and R&D
Craig D. Steeneck, Director	Jolyn J. Sebree, Senior Vice President, General Counsel and Secretary
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
The Company’s Internet website address is www.hostessbrands.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company is not including the information contained on or available through its website or the SEC's website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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
RISKS RELATED TO OUR BRANDS, REPUTATION AND COMPETITION
Maintaining, extending and expanding our reputation and brand image are essential to our business success.

We have many iconic brands with long-standing consumer recognition. Our success depends on our ability to maintain our brand image for our existing products, extend our brands to new platforms, and expand our brand image with new product offerings.
We seek to maintain, extend, and expand our brand image through marketing investments, including advertising and consumer promotions, and product innovation. Increasing attention on the role of food marketing could adversely affect our brand image. It could also lead to stricter regulations and greater scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our labeling, advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, regulatory or legal action against us, product recalls or other adverse publicity could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if these actions are unfounded or not material to our operations.
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
In addition, prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, consumers are increasingly focused on health and wellness, and aware of product ingredients such as added sugar and artificial flavors or colors. We might be unsuccessful in our efforts to effectively respond to changing consumer preferences and social expectations. Negative perceptions regarding our products and failure to satisfy consumer preferences could materially and adversely affect our reputation, product sales, financial condition and operating results.
We operate in a highly competitive industry.
The snacking industry is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, price, trade promotion, consumer promotion, customer service, and the ability to identify and satisfy emerging consumer preferences. We face competition from other large national brands, smaller regional operators, supermarket chains with their own private labeled brands and diversified food companies. Our competitors include a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them, and may be substantially less leveraged than us. We may not be able to compete successfully with these companies. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which could materially and adversely affect our margins and could result in a decrease in our operating results and profitability.
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
RISKS RELATED TO OUR GROWTH STRATEGIES
Our growth may be limited by our inability to maintain or add additional shelf or retail space for our products.
Our results will depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. However, our ability to do so may be limited by our inability to secure additional shelf, display, or other retail space for our products. Retail space for snacks is limited and subject to competitive and other pressures, and there can be no assurance that retail operators will provide us sufficient space for our products to enable us to meet our growth objectives. If we are unable to maintain or increase our retail space we could experience an adverse impact on our product sales, financial condition and operating results.
We may not successfully identify or complete strategic acquisitions, alliances, divestitures or joint ventures.
From time to time, we may evaluate acquisition candidates, alliances or joint ventures that may strategically fit our business objectives, or we may consider divesting businesses that do not meet our strategic objectives, growth or profitability targets. These activities may present financial, managerial, and operational risks, including, but not limited to, diversion of management’s attention from existing core businesses. In addition, to the extent we undertake acquisitions, alliances or joint ventures or other developments outside our core geography or in new categories, we may face additional risks related to such developments. For example, the acquisition of Voortman in 2020 created new exposure to Canadian regulatory, market and currency exchange risks. Any of these factors could materially and adversely affect our product sales, financial condition, and operating results.
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
The Snacking industry’s overall growth is linked to population growth. Our future results will depend on our ability to drive revenue growth in our key products. Because our operations are concentrated in the North American snacking industry, our success also depends in part on our ability to enhance our portfolio by adding innovative new products. There can be no assurance that new products will find widespread acceptance among consumers. Our failure to drive revenue growth in our key products or develop innovative new products could materially and adversely affect our profitability, financial condition and operating results.
RISKS RELATED TO OUR OPERATIONS
The current COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic which has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.
In response to the novel coronavirus (“COVID-19”), certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. More restrictive proclamations and/or directives may be issued in the future. As a food producer, we are an essential service and the majority of our employees continue to work within our production and distribution facilities. However, we have had increased labor costs resulting from the payment of overtime to certain of our employees while other employees have been on paid sick leave or unpaid leaves of absence. We have also incurred expenses related to additional sanitization and safety measures we have instituted throughout our facilities. Although the temporary reductions in production at our facilities to enable sanitization and implementation of our other safety and employee welfare programs have not materially affected our operations, other food producers have experienced significant shutdowns of production. COVID-19 has also led to delays in FDA inspections of food production facilities. We cannot assure you that our health and safety measures will prevent a widespread outbreak of COVID-19 at our facilities. Such an outbreak could lead to a suspension of production or increased labor and other costs, each of which could have a material adverse effect on our business, financial condition and results of operations.
We are actively monitoring the potential impact of the pandemic on our operations and distribution. Our products are manufactured in North America and we may experience disruptions to our operations. We are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the severity of the disease and its potential variants, the duration of outbreaks, the effectiveness of vaccines or other treatments and actions that may be taken by governmental authorities. We also cannot predict the effects of any future outbreak of other highly infectious or contagious diseases.
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

We are also actively monitoring the potential impact of the COVID-19 pandemic on our supply chain. We source the significant majority of our ingredients, raw materials and packaging within North America. However, global supply may become constrained, which may cause the price of certain ingredients, raw materials and packaging used in our products to increase, such ingredients may become unavailable and/or we may experience disruptions to our operations. We are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the severity of the disease, the duration of the outbreak, the timing, effectiveness and public acceptance of vaccines and actions that may be taken by governmental authorities. We also cannot predict the effects of another wave of COVID-19 or any future outbreak of other highly infectious or contagious diseases.
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
We utilize third-party carriers to ship our products to our distribution centers and to customers. The availability of timely and reliable transportation and the associated costs are subject to market demand, carrier capacity, fuel prices and regulatory oversight. Our procurement of transportation services from a diversified group of carriers and continuous monitoring of carrier usage and pricing could be insufficient to protect us from changes in market demand or carrier capacity.
If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our operating results could be adversely affected.
We have several large customers that account for a significant portion of our sales. Wal-Mart together with its affiliates is our largest customer and represented approximately 20.2% of our net revenue for the year ended December 31, 2020. Cumulatively, including Wal-Mart, our top ten customers accounted for 59.4% of total net revenue for the year ended December 31, 2020.
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
Approximately 41% of our employees, as of December 31, 2020, are covered by collective bargaining agreements and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or operating results. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy.
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
A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals or recalls, destruction of product inventory, negative publicity, temporary plant closings, substantial cost of compliance or remediation, and potentially significant product liability judgments against us. Any of these events could result in a loss of demand for our products, which would have a material adverse effect on our financial condition, operating results or cash flows. While we carry insurance to cover the direct costs of such events, we cannot guarantee that these costs will be covered. We could also be adversely affected if consumers lose confidence in our product quality, safety and integrity generally.
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
RISKS RELATED TO OUR INDUSTRY AND ECONOMIC CONDITIONS
The COVID-19 pandemic has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.
In response to the COVID-19 pandemic, certain governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the pandemic. Additional, more restrictive proclamations and/or directives may be issued in the future. We cannot predict the economic impact of additional waves of COVID-19 infections or governmental measures and directives in response thereto. Although U.S. and foreign regulatory agencies have approved several vaccines for treatment of the virus, the effectiveness, public acceptance and widespread availability of the vaccines remain uncertain. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the severity of the disease, the duration of the outbreak, the economic impact on our customers, and actions that may be taken by governmental authorities.

We also cannot predict the effects of another wave of COVID-19 or any future outbreak of other highly infectious or contagious diseases.
Our geographic focus makes us particularly vulnerable to economic and other events and trends in North America.
We operate in North America and are particularly susceptible to adverse United States regulations, trade policies, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of our ingredients and other production inputs, and other adverse events. The concentration of our businesses in North America could present challenges and may increase the likelihood that an adverse event in the United States would materially and adversely affect our product sales, financial condition and operating results.
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
OTHER GENERAL RISKS RELATED TO OUR BUSINESS
Unsuccessful implementation of business strategies to reduce costs may adversely affect our business, financial condition, results of operations and cash flows.
Many of our costs, such as freight, raw materials and energy, are subject to factors outside of our control. Therefore, we must seek to reduce costs in other areas, such as through operating efficiency. If we are not able to complete projects designed to reduce costs and increase operating efficiency on time or within budget, our business, financial condition, results of operations and cash flows may be adversely impacted. In addition, if the cost-saving initiatives we have implemented, or any future cost-saving initiatives, do not generate the expected cost savings and synergies, our business, financial condition, results of operations and cash flows may be adversely affected.
Legal claims or other regulatory enforcement actions could subject us to civil and criminal penalties.
As a large food company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern food production, storage, distribution, sales, labeling, advertising and marketing, as well as licensing, trade, labor, tax and environmental matters, and health and safety practices. Government authorities regularly change laws and regulations and their interpretations. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and operating results.

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
Our and our contract manufacturers’ operations are subject to extensive regulation by the FDA, the FTC and other national, state, and local authorities in the US, as well as the CFIA and provincial and local authorities in Canada. For example, we are subject to the Food, Drug and Cosmetics Act (“FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the registration of all points in the food supply chain, manufacturing, processing, composition and ingredients, labeling, packaging, holding, distribution and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current “good manufacturing practices” regulations, or cGMPs, and specifies the ingredients for certain foods. Our processing facilities and products are subject to periodic inspection by federal, state, and local authorities. The Food Safety Modernization Act increased the number of inspections at food facilities in the United States in an effort to enhance the detection of food-borne illness outbreaks and order recalls of tainted food products. It also imposes greater responsibility upon parties throughout the food chain to design and implement effective hazard analysis and critical control point program using preventive controls in food safety programs throughout the supply chain. Failure to follow cGMPs and have an adequate food safety program results in food being adulterated and could require product recalls. cGMPs require certain reports of hazardous food products to be submitted to the FDA and provides authority for the FDA to take corrective action including recall of adulterated or misbranded food products.

Similarly, the facility in Burlington, Ontario is subject to the Canadian Food and Drugs Act (“CFDA”) and the Safe Food for Canadian’s Act (“SFCA”) and regulations promulgated thereunder by Health Canada and the CFIA. The CFDA and SFCA govern the import, export, manufacture, distribution, composition, packaging, labelling, advertising, and sale of food products in Canada. Under the SFCA, the CFIA, among other things, issues licenses for the importation, manufacturing, processing, packaging and labelling of foods, and enforces requirements for food safety, preventive controls, traceability, and product complaints, investigations and recalls. Failure to implement appropriate preventive controls and have an adequate food safety program may result in food being unsafe and could require product recalls. Under the SFCA, companies are required to report to the CFIA if a food presents a risk of injury to human health, whether due to adulteration or misbranding, and CFIA has authority to take corrective action including recall of the affected food products.

The FDA also has extensive and specific regulations concerning food labeling, including use of certain terms such as sugar free, healthy, low sodium, and low fat. Improper labeling of a food causes it to be misbranded and could result in a recall. Under the FDCA, the FDA can issue a Warning Letter or Untitled Letter, or take other regulatory action such as a product seizure and detention, product recall, refuse to allow the export of the product, or with the Department of Justice, criminal or civil penalties, injunction against or restriction of product manufacture or distribution, consent decrees, disgorgement, restitution, against misbranded or adulterated food products. The FTC and state authorities regulate how we market and advertise our products, and we could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations. In Canada, the CFIA enforces the detailed labelling and advertising requirements and restrictions promulgated under the CFDA and the SFCA, and has broad authority to take regulatory action such as product seizure and detention, stop sale, product recall, license suspension, impose administrative monetary penalties or pursue criminal prosecution for non-compliant food product or food advertising that is allegedly false or deceptive. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our operating results to be adversely affected.

We seek to comply with applicable laws and regulations through a combination of employing internal personnel to ensure quality-assurance compliance and contracting with third-party laboratories that conduct analysis of products for the nutritional-labeling requirements. Compliance with regulations is costly and time-consuming. From time to time, we have been subject to civil claims alleging that we failed to comply with applicable laws and regulations. Any failure to comply or maintain permits and licenses relating to our operations could subject us to fines, injunctions, recalls or seizures, as well as potential criminal sanctions or suspensions or revocations of our registration, permits or licenses, which could result in increased operating costs resulting in a material adverse effect on our business, financial condition, and operating results. Requirements to comply with applicable laws and regulations or maintain permits and licenses relating to our operations have resulted in civil litigation against us alleging non-compliance and could subject us to fines, injunctions, recalls or seizures, as well as potential criminal sanctions or suspensions or revocations of our registration, permits or licenses, which could result in increased operating costs resulting in a material adverse effect on our business, financial condition, and operating results.

Significant additional labeling or warning requirements or limitations on the marketing or sale of our products may reduce demand for such products and could adversely affect our business or operating results.
Certain jurisdictions in which our products are made, manufactured, distributed or sold have either imposed, or are considering imposing, product labeling or warning requirements or limitations on the marketing or sale of certain of our products as a result of ingredients or substances contained in such products. These types of provisions have required that we provide a label that highlights perceived concerns about a product or warns consumers to avoid consumption of certain ingredients or substances present in our products and have also prohibited or limited the use of certain words or phrases in connection with describing a products’ qualities,. For example, in California, Proposition 65 requires a specific warning on any product that contains a substance listed by the State of California as having been found to cause cancer or birth defects, unless the level of such substance in the product is below a safe harbor level. We have been subject to civil claims alleging non-compliance with these requirements and may be subject to such claims in the future.

In addition, the United States has imposed new nutrition labeling regulations that require food manufacturers to declare the quantity of added sugar, as well as a national bio-engineered food disclosure standard that requires food manufacturers to disclose bio-engineered food ingredients. Our new product labeling may impact the consumption and public perception of our products.
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
A significant portion of our assets are goodwill and other intangible assets, the majority of which are not amortized but are reviewed for impairment at least annually and more often if indicators of impairment exist. If the carrying value of these assets exceeds the current estimated fair value, the asset is considered impaired, and this would result in a noncash charge to earnings, which could be material. Events and conditions that could result in impairment include a sustained drop in the market price of our Class A common stock, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions, or declining financial performance in comparison to projected results.
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
As of December 31, 2020, our total balance on long term debt, excluding deferred financing charges, discount, premium, and lease obligations, was $1,102.8 million. Our degree of leverage could have important consequences, including:
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
Our term loan and revolving line of credit bear interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA Announcement, as updated by more recent pronouncements, indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2023, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our credit agreement provides for successor base rates, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. We work to reduce our exposure to LIBOR through swap contracts which effectively fix a portion of our variable-rate interest payments. If LIBOR ceases to exist, we may need to amend our credit agreement and swap contracts. As a result, our interest expense may increase, and our available cash flow may be adversely affected.

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
We have no direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our common stock, and to satisfy our obligations under the Tax Receivable Agreement. See Note 9. Tax receivable agreement to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information on the Tax Receivable Agreement. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.
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
RISKS RELATED TO OUR CLASS A COMMON STOCK
Our stock price may be volatile
The market price of our Class A common stock could be subject to wide fluctuations in response to various factors, many of which are beyond our control. Purchases or sales of large quantities of our stock, or significant short positions in our stock could have an unusual or adverse effect on our market price. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. Abnormal trading activity, including activity that is considered market manipulation, can lead to irrational and/or temporary movements in the price of our Class A common stock, which, in turn, may increase its risk and volatility. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our Class A common stock will be stable or appreciate over time.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we operated the following facilities, supporting our Snacking reporting segment's operations, as shown in the chart below.

Type	Location	Owned/Leased	Size (Sq. Ft.)
Bakery	Emporia, Kansas	Owned	278,500
Bakery	Columbus, Georgia	Leased(1)	313,700
Bakery	Indianapolis, Indiana	Owned	195,000
Bakery	Chicago, Illinois	Owned	137,000
Bakery	Burlington, Ontario	Leased	250,000
Distribution Center	Chicago, Illinois	Leased	64,816
Distribution Center	Edgerton, Kansas	Leased	765,000
Distribution Center	Emporia, Kansas	Leased	24,112
Commercial Office Space	Chicago, Illinois	Leased	9,325
Office Space	Burlington, Ontario	Leased	12,647
Corporate Headquarters	Lenexa, Kansas	Owned	50,200
Third-Party Warehouse	Kansas City, Kansas	Other(2)	—
Third-Party Warehouse	Brantford, Ontario	Other(2)	—
Third-Party Warehouse	Carthage, Missouri	Other(2)	—
Third-Party Warehouse	Hobart, Indiana	Other(2)	—
Third-Party Warehouse	Belvidere, Illinois	Other(2)	—
Third-Party Warehouse	Atlanta, Georgia	Other(2)	—
Third-Party Warehouse	Fogelsville, Pennsylvania	Other(2)	—

(1) The Columbus, Georgia facility is available to the Company for the purchase amount of $100.
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
As of February 22, 2021, there were approximately 5 stockholders of record of our Class A common stock and no stockholders of record of our Class B common stock. Our Board of Directors periodically reviews our capital return policy to determine whether the payment of cash dividends or repurchases of securities are in the best interests of the Company and our stockholders.
We currently do not pay dividends and have not paid any cash dividends on our common stock to date.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (excluding securities reflected in column (A))
Equity Compensation Plans approved by stockholders	3,219,648	(1)	$13.43	(2)	2,770,885	(3)
Equity Compensation Plans not approved by stockholders	—		—		—
Total	3,219,648		$13.43		2,770,885
(1)Consists of shares subject to outstanding stock options, restricted stock units and performance restricted stock units under the Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), some of which are vested and some of which remain subject to the vesting and/or performance criteria relating to the respective equity award.
(2)Represents the weighted average exercise price of 2,071,115 stock options and excludes the impact of 1,148,533 shares of restricted stock units for which no exercise price is payable.
(3)Consists of shares available for future issuance under the 2016 Plan.
For additional information, refer to Item 11 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2020, the Metropoulos Entities exchanged their remaining Class B units in Hostess Holdings, together with shares of Class B common stock for shares of our Class A common stock on a one-for-one basis. At December 31, 2020, there were no remaining Class B units or shares of Class B common stock outstanding. Other than any shares of Class A common stock issued in such exchanges, we did not issue any equity securities without registration during the period covered by this Annual Report on Form 10-K.

Issuer Purchase of Equity Securities

Period	Total number of securities repurchased	Average price paid per share	Total number of securities purchased as part of publicly announced plans or programs	Approximate dollar value of securities that may yet be purchased under the program (in millions) (1)
October 1 - 31, 2020	—	—	—	$100.0
November 1 - 30, 2020 (2)	444,444	$13.50	444,444	94.0
November 1 - 30, 2020 (3)	2,000,000	1.00	2,000,000	92.0
December 1 - 31, 2020	—	—	—	92.0
	2,444,444		2,444,444

(1)In November 2020, the Company's Board of Directors approved a securities repurchase program of up to $100 million of its outstanding securities. The program has no expiration date. The program may be amended, suspended or discontinued at any time at the Company's discretion and does not commit the Company to repurchase its securities.
(2)Repurchase of shares of Class A common stock
(3)Repurchase of Private Placement warrants, each exercisable for one half share of Class A common stock
Warrants
As of December 31, 2020, there were 53,936,776 public warrants and 541,658 private placement warrants outstanding. Each warrant entitles its holder to purchase one half of one share of our Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of our Class A common stock. The warrants became exercisable on December 4, 2016 and expire on November 4, 2021 or earlier upon redemption or liquidation. The Company may redeem the outstanding public warrants at a price $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. The private warrants were registered with the SEC for future potential sales to the public. When sold to the public, the private placement warrants will become public warrants. During the year ended December 31, 2020, we repurchased 2,000,000 private placement warrants for cash.

Performance Graph
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing. The following stock performance graph compares, for the period November 30, 2015 (the first day our common stock was traded following our initial public offering) through December 31, 2020 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) the Company’s common stock, (2) the Standard & Poor’s 500 and (3) the Standard & Poor’s composite 1500 Packaged Foods and Meats Sub-Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on November 30, 2015 and assumes reinvestment of any dividends. The stock price performance below is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
200
150
100
50
0
Index Value
11/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/30/16
03/31/17
06/30/17
09/29/17
12/29/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
Period Ending
S&P 500
Hostess Brands, Inc.
S&P 1500 Packaged Food & Meats

Item 6. Selected Financial Data

Not applicable.

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

Overview
We are a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing snack products in North America, providing a wide range of snack cakes, donuts, sweet rolls, breakfast pastries, cookies, snack pies and related products. As of December 31, 2020, we operate five baking facilities and utilize distribution centers and third-party warehouses to distribute our products. Our DTW product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to their retail stores and/or distributors.
The Company has one reportable segment: Snacking (formerly referred to as Sweet Baked Goods, or “SBG”). The Snacking segment consists of sweet baked goods, cookies, bread and buns and frozen retail products that are sold under the Hostess®, Dolly Madison®, Cloverhill®, Big Texas®, and Voortman® brands. Through August 30, 2019, we operated in two reportable segments: SBG and In-Store Bakery (“ISB”). The In-Store Bakery segment consisted of Superior on Main® and private label products sold through the in-store bakery section of grocery and club stores. The Company divested its In-Store Bakery segment's operations on August 30, 2019.
Hostess® is the second leading brand by market share within the Sweet Baked Goods ("SBG") category, according to Nielsen U.S. total universe. For the 52-week period ended December 26, 2020 our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill®, and Big Texas®) market share was 19.5% per Nielsen’s U.S. SBG category data. Our Voortman® branded products include the #1 creme wafer and sugar-free cookie products within the larger cookie category.
Principal Components of Operating Results
Net Revenue
We generate revenue through selling packaged snacks under the Hostess® group of brands, which includes iconic products such as CupCakes, Twinkies®, Donettes®, Ding Dongs®, Zingers®, Danishes, Honey Buns and Coffee Cakes, as well as cookies, wafers and sugar-free products under the Voortman® brand. We also sell products under the Dolly Madison®, Cloverhill® and Big Texas® brands along with private label products. Our product assortment is sold to customers’ warehouses and distribution centers by the case or in display-ready corrugate units. Retailers display and sell our products to the end consumer in single-serve, multi-pack or club-pack formats. We sell our products primarily to supermarket chains, national mass merchandisers and convenience and dollar stores, along with a smaller portion of our product sales going to club stores, vending, drug, and other retail outlets.
Our revenues are driven by average net price and total volume of products sold. Factors that impact unit pricing and sales volume include product mix, the cost of ingredients, promotional activities, industry capacity, new product initiatives and quality and consumer preferences. We do not keep a significant backlog of finished goods inventory, as our baked products are promptly shipped to our distribution centers after being produced and then distributed to customers.
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
Our cost of ingredients consists principally of flour, sweeteners, edible oils and compound coating, which are subject to substantial price fluctuations, as is the cost of paper, corrugate, films and plastics used to package our products. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, government regulation and policies and worldwide market supply and demand. We also rely on fuel products, such as natural gas, diesel, propane and electricity, to operate our bakeries and produce our products. Fluctuations in the prices of the raw materials or fuel products used in the production, packaging or transportation of our products affect the cost of products sold and our product pricing strategy. We utilize forward buying strategies through short-term and long-term advance purchase contracts to lock in prices for certain high-volume raw materials, packaged components and certain fuel inputs. Through these initiatives, we believe we are able to obtain competitive pricing.
Advertising and Marketing
Our advertising and marketing expenses relate to wire racks and corrugate displays delivered to customers to display our products off shelf, field marketing and merchandising services to reset and check our store inventory on a regular basis. We also invest in advertising campaigns, which include social media, print, online advertising, local promotional events, monthly agency fees and payroll costs.
Selling Expense
Selling expenses primarily include sales management, employment, travel, and related expenses, as well as broker fees. We utilize brokers for sales support, including managing promotional activities and order processing.
General and Administrative
General and administrative expenses primarily include employee and related expenses for the accounting, planning, customer service, legal, human resources, corporate operations, research and development, purchasing, logistics and executive functions. Also included are professional service fees related to audit and tax, legal, outsourced information technology functions, transportation planning, headquarters and other office sites and insurance costs, as well as the depreciation and amortization of corporate assets.
Non-Controlling Interest
During the years ended December 31, 2020 and 2019, Mr. Metropoulos and the Metropoulos Entities held equity investment in us primarily through Class B limited partnership units in the Company’s subsidiary, Hostess Holdings (“Class B Units”), and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Our Class B Stock had voting, but no economic rights, while Hostess Holdings’ Class B Units had economic, but no voting rights. Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, was exchangeable for a share of the Company’s Class A common stock (or at the option of the Company, the cash equivalent thereof). The Company holds 100% of the general partnership interest in Hostess Holdings and, since the final exchange described below, all of the limited partnership interests and consolidates Hostess Holdings in the Company’s consolidated financial statements. The interest of the Metropoulos Entities in Hostess Holdings’ Class B Units prior to the final exchange is reflected in our consolidated financial statements as a non-controlling interest. The Metropoulos Entities have eliminated their ownership through a series of exchanges of shares of Class B Stock and Class B Units for an equal number of Class A shares. As part of the final exchange, we repurchased 0.4 million shares of Class A common stock from the Metropoulos Entities. The remaining shares were purchased by third parties. At December 31, 2020, there were no outstanding shares of Class B common stock.
Factors Impacting Recent Results
COVID-19
The acute and far-reaching impact of the COVID-19 pandemic and actions taken by governments to contain the spread of the virus have impacted our operations during the year ended December 31, 2020. As consumers prepared for extended stays at home, we experienced an increase in consumption during the first and second quarters, particularly in our multi-pack products sold through grocery and mass retailer channels. Conversely, we experienced lower consumption of single-serve products, often consumed away from home. This trend has moderated during the remainder of the year; however, we cannot predict if these trends will sustain or reverse in future periods.
We have established a COVID-19 task force to monitor the rapidly evolving situation and recommend risk mitigation actions as deemed necessary. To date, we have experienced minimal disruption to our supply chain or distribution network, including the supply of our ingredients, and packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with all of our contract manufacturers, distributors and other external business partners. As a food producer, we are an essential service and our production and distribution facilities continue to operate. To protect our employees and ensure continuity of operations, we have implemented additional safety and sanitation measures in all of our facilities. We are monitoring our employees’ health and providing additional resources and protocols to enable effective social distancing and adherence to our stringent internal food safety guidelines, industry best practices and evolving CDC and other governmental guidelines. Although our corporate headquarters and other offices have remained open with additional safety and sanitation protocols, many non-production and warehouse team members, including sales, marketing and corporate employees, are adhering to social distancing guidelines by working from home and reducing person-to-person contact while supporting our ability to bring products to consumers.

We have adequate liquidity to pay for the costs associated with these additional measures while servicing our on-going operating and capital needs. However, we continue to actively monitor and will take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate in this dynamic environment.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provided a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. Under the provisions of this act, we were able to defer the payment of $5.6 million of 2020 employer payroll taxes until 2021. Apart from this deferral and their impact on the general economy, including the labor market and consumer demand, neither the CARES Act nor any other government program intended to address COVID-19 had any material impact on our consolidated financial statements for the year ended December 31, 2020. We continue to monitor any effects that may result from the CARES Act and other stimulus programs.
Acquisition
On January 3, 2020, we completed the acquisition of all of the shares of the parent company of Voortman Cookies Limited (“Voortman”), a manufacturer of premium, branded wafers and cookies as well as sugar-free products. By adding the Voortman® brand, we believe we have greater growth opportunities provided by a more diverse portfolio of brands and products. Our consolidated statement of operations includes the operation of these assets from January 3, 2020 through December 31, 2020. In December 2020, we asserted claims for indemnification against the sellers under the terms of the Share Purchase Agreement pursuant to which we acquired Voortman for an aggregate of approximately $90 million Canadian Dollar (“CAD”) in damages arising out of alleged breaches by the sellers of certain representations, warranties and covenants contained in such agreement relating to periods prior to the closing of the acquisition. We have also submitted claims relating to these alleged breaches under the representation and warranty insurance policy we purchased in connection with the acquisition. Such insurance policy has a coverage limit of $42.5 million CAD. Although we strongly believe that our claims are meritorious, no assurance can be given as to whether we will recover all, or any part, of the amounts for which we have made such claims. No gains or receivables have been recognized related to these claims as of December 31, 2020.
Disposition
On August 30, 2019, we sold the In-Store Bakery operations, including relevant trademarks and licensing agreements, to an unrelated party. The In-Store Bakery operations provided products that were primarily sold in the in-store bakery section of the U.S. retail channels under the Superior on Main® brand or store-branded. We divested the operations to focus more on future investment in areas of our business that better leverage our core competencies.

Results of Operations

(In thousands, except per share data)	Year Ended December 31, 2020	Year Ended December 31, 2019
Net revenue	$1,016,609	$907,675
Gross profit	355,639	299,834
As a % of net revenue	35.0%	33.0%
Operating costs and expenses	$220,329	$163,738
Operating income	135,310	136,096
Other expense	46,549	41,639
Income tax expense	20,405	16,892
Net income	68,356	77,565
Net income attributable to Class A shareholders	64,735	63,115

Earnings per Class A share:
Basic	0.52	0.57
Diluted	0.51	0.55

Results for the Year Ended December 31, 2020 Compared to Results for the Year Ended December 31, 2019
Net Revenue
Net revenue for the year ended December 31, 2020 increased $108.9 million, or 12.0%, compared to the year ended December 31, 2019. Excluding In-Store Bakery, net revenue increased $137.6 million or 15.7%. The acquisition of Voortman contributed $96.2 million of net revenue. The remaining increase was attributed to higher volume of Hostess® branded multi-pack and bagged-donut products due to strong demand partially offset by lower sales of private label and non-Hostess® branded products. From a sales channel perspective, strong growth in the grocery, convenience and dollar channels was offset by lower sales in the mass channel.
Gross Profit
Gross profit was 35.0% of net revenue for the year ended December 31, 2020, an increase of 195 basis points from a gross margin of 33.0% for the year ended December 31, 2019. The increase resulted primarily from the accretion from Voortman and efficiencies from higher sales volume as well as lower promotional activity. These benefits were partially offset by higher operating costs due to COVID-19.
Operating Costs and Expenses
Operating costs and expenses for the year ended December 31, 2020 increased by 34.6% from the year ended December 31, 2019. These costs increased primarily due to transition costs incurred to shift Voortman from a direct-to-store delivery operating model to a direct-to-warehouse model including contract termination costs for the independent distributors and severance costs, as well as normal costs of Voortman's continuing operations. 2020 operating costs also increased due to higher employee incentive compensation and an impairment charge related to the planned disposition of production equipment. 2019 operating costs reflect a $7.1 million gain on the valuation of a foreign currency contract originated to hedge the January 2020 purchase of Voortman in Canadian dollars.
Operating Income
Operating income for the year ended December 31, 2020 was $135.3 million compared to $136.1 million for the year ended December 31, 2019. The additional profits from Voortman's operations and higher Hostess® branded sales volume were offset by transition costs to shift Voortman to a warehouse model and lapping the prior year gain on remeasurement of the foreign currency contract.

Other Expense
For the years ended December 31, 2020 and 2019, interest expense related to our term loan was $41.8 million and $43.3 million, respectively. During the year ended December 31, 2020 we also recognized unrealized losses related to the remeasurement of certain CAD denominated liabilities.
Income Taxes
Our effective tax rate was 23.0% for the year ended December 31, 2020 compared to 17.9% for the year ended December 31, 2019. The increase in the effective tax rate was primarily due to the Class B for Class A share exchanges during 2019 and 2020. Subsequent to these exchanges, more income from Hostess Holdings, L.P was allocated to Hostess Brands, Inc. This increase was partially offset by state tax credits generated in 2020.
Net Income
For the year ended December 31, 2020, net income was $68.4 million compared to $77.6 million for the year ended December 31, 2019. Higher gross margin due to the accretion of Voortman and the benefit of higher Hostess® branded sales volume was offset by costs incurred to transition Voortman DSD to warehouse distribution. In 2020, we also lapped the $7.1 million foreign currency contract remeasurement gain in 2019.
Earnings Per Share
Our earnings per Class A share was $0.52 (basic) and $0.51 (dilutive) for the year ended December 31, 2020, compared to $0.57 (basic) and $0.55 (dilutive) for the year ended December 31, 2019. The decrease in basic and diluted earnings per share was due to the net income impacts noted above.
For a discussion of our results for the year ended December 31, 2019 compared to our results for the year ended December 31, 2018, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
Segments
We have one reportable segment: Snacking (formerly referred to as Sweet Baked Goods, or “SBG”). The Snacking segment consists of sweet baked goods, cookies, bread and buns retail products that are sold under the Hostess®, Dolly Madison®, Cloverhill®, Big Texas®, and Voortman® brands. Through August 30, 2019, we operated in two reportable segments: SBG and In-Store Bakery. The In-Store Bakery segment consisted of Superior on Main® and private label products sold through the in-store bakery section of grocery and club stores. The Company divested its In-Store Bakery segment's operations on August 30, 2019.
We evaluate performance and allocate resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019

Net revenue:
Snacking	$1,016,609	$878,973
In-Store Bakery	—	28,702
Net revenue	$1,016,609	$907,675

Gross profit:
Snacking	$355,639	$293,648
In-Store Bakery	—	6,186
Gross profit	$355,639	$299,834

Capital expenditures (1):
Snacking	$58,953	$35,354
In-Store Bakery	—	182
Capital expenditures	$58,953	$35,536
(1)For all periods presented, capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Adjusted net revenue, adjusted gross profit, adjusted operating income, adjusted net income, adjusted Class A net income, adjusted EBITDA and adjusted EPS collectively referred to as “Non-GAAP Financial Measures,” are commonly used in our industry and should not be construed as an alternative to net revenue, gross profit, operating income, net income, net income attributed to Class A stockholders or earnings per share as indicators of operating performance (as determined in accordance with GAAP). These Non-GAAP Financial Measures may not be comparable to similarly titled measures reported by other companies. We included these Non-GAAP Financial Measures because we believe the measures provide management and investors with additional information to measure the Company's performance, estimate the Company's value and evaluate the Company's ability to service debt.

Non-GAAP Financial Measures are adjusted to exclude certain items that affect comparability. The adjustments are itemized in the tables below. You are encouraged to evaluate these adjustments and the reason we consider them appropriate for supplemental analysis. In evaluating adjustments, you should be aware that in the future the Company may incur expenses that are the same as or similar to some of the adjustments set forth below. The presentation of Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or recurring items.
For example, we define adjusted EBITDA as net income adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization (iii) income taxes and (iv) share-based compensation, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company's results as reported under GAAP. For example, adjusted EBITDA:
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

	Year Ended December 31, 2020
	Net Revenue	Gross Profit	Operating Income	Net Income	Class A Net Income	Diluted EPS
GAAP Results	$1,016,609	$355,639	$135,310	$68,356	$64,735	$0.51
Non-GAAP adjustments:
Foreign currency impacts	—	—	—	2,065	1,966	0.02
Acquisition, disposal and integration related costs (1)	6,821	7,963	29,166	29,166	27,569	0.22
Facility transition costs (2)	—	3,681	5,710	5,710	5,396	0.04
Impairment of property and equipment	—	—	3,009	3,009	2,909	0.02
Tax Receivable Agreement remeasurement	—	—	760	760	760	—
COVID-19 costs (3)	—	2,082	2,388	2,388	2,257	0.02
Other	—	—	100	1,766	1,681	0.01
Remeasurement of tax liabilities	—	—	—	(455)	(455)	—
Tax impact of adjustments	—	—	—	(10,961)	(10,961)	(0.09)
Adjusted Non-GAAP results	$1,023,430	$369,365	$176,443	$101,804	$95,857	$0.75

Income tax				31,821
Interest expense				42,826
Depreciation and amortization				54,940
Share-based compensation				8,671
Adjusted EBITDA				$240,062

(1) Adjustments to net revenue represent initial slotting fees paid to to customers to obtain space in customer warehouses for the Voortman transition. Adjustments to operating costs included $8.0 million of selling expense, $8.9 million of general and administrative expenses and $4.3 million of business combination transaction costs on the consolidated statement of operations.
(2) Facility transition operating costs are included in general and administrative expenses on the consolidated statement of operations.
(3) COVID-19 operating costs are included in general and administrative expenses on the consolidated statement of operations. Total COVID-19 non-GAAP adjustments primarily consist of costs of incremental cleaning and sanitation, personal protective equipment and employee bonuses in the first half of 2020.

	Year Ended December 31, 2019
	Net Revenue	Gross Profit	Operating Income	Net Income	Class A Net Income	Diluted EPS
GAAP Results	$907,675	$299,834	$136,096	$77,565	$63,115	$0.55
Non-GAAP adjustments:
Foreign currency impacts	—	—	(7,127)	(7,127)	(6,721)	(0.07)
Acquisition, disposal and integration related costs	—	1,563	5,484	5,484	5,172	0.05
Special employee incentive compensation (1)	—	33	1,910	1,910	1,801	0.02
Facility transition costs (2)	—	9,381	12,080	12,080	11,392	0.10
Tax Receivable Agreement remeasurement	—	—	186	186	186	—
Impairment of property and equipment, intangible assets and goodwill	—	—	1,976	1,976	1,863	0.02
Loss on debt refinancing	—	—	1,487	2,023	1,908	0.02
Remeasurement of tax liabilities	—	—	—	(4,564)	(4,564)	(0.05)
Other	—	—	—	1,233	1,163	0.01
Tax impact of adjustments	—	—	—	(3,918)	(3,918)	(0.04)
Adjusted Non-GAAP results	$907,675	$310,811	$152,092	$86,848	$71,397	$0.61

Income tax				25,374
Interest expense				39,870
Depreciation and amortization				43,334
Share-based compensation				9,231
Adjusted EBITDA				$204,657
(1) Special employee incentive compensation is included in general and administrative expenses on the consolidated statement of operations.
(2) Facility transition costs are included in general and administrative expenses on the consolidated statement of operations.

Adjusted EBITDA
Adjusted EBITDA was $240.1 million for the year ended December 31, 2020, compared to $204.7 million for the year ended December 31, 2019. The improvement in adjusted EBITDA was driven by the contribution of Voortman and higher volume of Hostess® branded products.
Adjusted EPS
Adjusted EPS was $0.75 for the year ended December 31, 2020, compared to $0.61 for the year ended December 31, 2019. The improvement in adjusted EPS was driven by Voortman profitability and strong demand for Hostess® branded products.
Liquidity and Capital Resources
Our primary sources of liquidity are from the cash and cash equivalents on the balance sheet, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our future cash requirements include the purchase commitments for certain raw materials and packaging used in our production process, scheduled rent on leased facilities, scheduled debt service payments on our term loan and settlements on related interest rate swap contracts, payments on our Tax Receivable Agreement, settlements on our outstanding foreign currency contracts and outstanding purchase orders on capital projects.
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
We had working capital, excluding cash, as of December 31, 2020 and 2019 of $7.0 million and $8.1 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2020, we had approximately $94.5 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2020 and 2019 were $159.2 million and $144.0 million, respectively. The increase in operating cash flows was driven by an increase in net income after adjusting for non-cash items such as the current year increase in depreciation and amortization and prior year gain on the remeasurement of foreign currency contracts. Our operating cash flow also benefited from the deferral of certain employer payroll taxes allowed under the CARES Act.
Cash Flows provided by and used in Investing Activities
Investing activities used $374.3 million of cash for the year ended December 31, 2020 compared to providing $22.9 million of cash for the year ended December 31, 2019. During 2020, we funded $316.0 million of the net cash required to purchase Voortman from cash on hand and the proceeds from an incremental term loan on our existing credit facility. During 2019, we received proceeds of $63.3 million from the sale of our In-Store Bakery business. Cash used for the purchase of property and equipment reflects planned investments in our bakeries, including Voortman, and our centralized distribution center.

Cash Flows provided by and used in Financing Activities
Financing activities provided $103.2 million of cash for the year ended December 31, 2020 compared to using $28.1 million of cash for the year ended December 31, 2019. During 2020, cash proceeds of $140.0 million from the incremental term loan used to finance the purchase of Voortman were partially offset by related charges of $3.1 million. This incremental term loan increased the amount of principal repayments during 2020. Also during 2020, we paid $8.0 million to repurchase 2.0 million warrants and 0.4 million shares from the Metropoulos Entities as part of the exchange of their last remaining Class B units in Hostess Holdings, LP. In 2019, we incurred costs to refinance our First Lien Term Loan. Payments on the Tax Receivable Agreement increased in 2020 due to additional taxable basis created by Metropoulos Entity exchanges in 2019, which were monetized in 2020. These same exchanges decreased the amount of distributions to the non-controlling interest to cover tax liabilities related to net income allocated to Class B units.
Long-Term Debt
As of December 31, 2020, $1,102.8 million aggregate principal amount of our term loan and $5.5 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. See Note 15. Commitments and Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the letters of credit. We had no outstanding borrowings under our Revolver as of December 31, 2020. As of December 31, 2020, we were in compliance with all covenants under our term loan and the Revolver. The Revolver contains certain restrictive financial covenants. Based on our current and projected financial performance, we believe that we will comply with these covenants for the foreseeable future.
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
Trade and consumer promotion programs
We offer various sales incentive programs to customers, such as feature price discounts, in-store display incentives, cooperative advertising programs and new product introduction fees. The mix between promotional programs, which are classified as reductions in revenue in the statements of operations, and advertising or other marketing activities, which are classified as marketing and selling expenses in the consolidated statements of operations, fluctuates between periods based on our overall marketing plans, and such fluctuations have an impact on revenues. These trade programs also require management to make estimates about the expected total cost of the programs and related allocations amongst participants (who might have different levels of incentives based on various program requirements). These estimates are inherently uncertain and are generally based on historical experience, adjusted for any new facts or circumstances that might impact the ultimate cost estimate for a particular program or programs.
Goodwill and Indefinite-lived trade names
When evaluating goodwill and indefinite-lived intangible assets for impairment under U.S. GAAP, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more-likely-than-not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. Based on a review of the qualitative factors, if we determine it is not more-likely-than-not that the fair value is less than the carrying value, we may bypass the quantitative impairment test. We also may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. For our 2020 and 2019 annual impairment testing, we elected to perform qualitative assessments for our reporting units. No indicators of impairment were noted.

If a quantitative test were to be utilized for any reporting unit, it would estimate the fair value of the reporting units and compared it to its carrying value. To the extent the fair value was in excess of the carrying value, no impairment would be recognized. Otherwise, an impairment loss would be recognized for the amount that the carrying value of a reporting unit, including goodwill, exceeded its fair value. In performing the quantitative test of goodwill, fair value would be determined based on a calculation which would give consideration to an income approach utilizing the discounted cash flow method and the market approach using the market comparable and market transaction methods.
During the year ended December 31, 2019, we recognized an impairment charge to the In-Store Bakery reporting segment goodwill of $1.0 million reflecting a change in certain market assumptions (level 1 inputs).
Our indefinite-lived intangible assets consist of trademarks and trade names. The $1,538.6 million and $1,408.6 million balances at December 31, 2020 and 2019, respectively, were recognized as part of the Hostess Business Combination and the Voortman and Cloverhill acquisitions. The trademarks and trade names are integral to the Company’s identity and are expected to contribute indefinitely to our corporate cash flows. Fair value for trademarks and trade names was determined using the income approach. The application of the income approach was premised on a royalty savings method, whereby the trademark and trade names are valued by reference to the amount of royalty income they could generate if they were licensed, in an arm’s-length transaction, to a third party. These assets have been assigned an indefinite life and therefore are not amortized but rather evaluated for impairment annually using the qualitative or quantitative methods similar to goodwill. For 2020 and 2019, we performed a qualitative test. No indicators of impairment were noted.
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

Tax Receivable Agreement
We recognize a liability on the consolidated balance sheet based on the undiscounted estimated future payments under the Tax Receivable Agreement. See Note 9. Tax Receivable Agreement to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information on the Tax Receivable Agreement. The most significant estimates utilized by management to calculate the corresponding liability is the Company’s increase in tax basis related to exchanges, future cash tax savings rates, which are projected based on current tax laws and the Company’s historical and future tax profile, and the allocation of the liability between short-term and long-term based on when the Company realizes certain tax attributes.

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
Market risk on variable-rate financial instruments
Our term loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at December 31, 2020 for the outstanding term loan was a LIBOR-based rate of 3% per annum. At December 31, 2020, we had an aggregate principal balance of $1,102.8 million outstanding under the term loan and $94.5 million available for borrowing, net of letters of credit of $5.5 million, under the Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.
To manage the risk related to our variable rate debt, we have entered into interest rate swap contracts with counter parties to make payments based on fixed interest rates ranging from 1.11% to 1.78% and receive payments based on the greater of LIBOR or 0.75%. At December 31, 2020, a notional amount of $700.0 million remained outstanding on the swap contracts. This notional amount will decrease $100.0 million each year until a notional amount of $500.0 million remains outstanding through the maturity of our term loan in August 2025.

The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contract during the reporting period following an increase in market interest rates. An increase in applicable interest rates of 1% for the year ended December 31, 2020 would result in an increase in interest expense of approximately $11 million, or approximately $4 million after accounting for the impact of our swap contracts.
Foreign Currency Risk
We are exposed to fluctuations of the Canadian Dollar (“CAD”) relative to the US Dollar (“USD”) due to the operations of our Burlington, Ontario facility and sales to customers denominated in CAD. Revenue generated from Canadian customers, offset by the related selling expense and the operations of this facility, including certain raw materials, production labor and overhead, creates a net exposure to CAD denominated expenses. In December of 2020, we entered into a series of contracts to purchase a total of $14.6 million Canadian dollars at fixed exchange rates and varying dates from January 2021 through December 2021. At December 31, 2020, a 10% change in the USD to CAD exchange rate would change the aggregate fair value of these contracts by approximately $1 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hostess Brands, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hostess Brands, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Evaluation of customer trade allowances
As discussed in Note 1 to the consolidated financial statements, the Company has recorded a provision for customer trade allowances, consisting primarily of pricing allowances and merchandising programs associated with sales to customers. The liability recorded for the estimated cost of these programs is dependent on factors such as the ultimate purchase volume activity, participation levels of customers, and the related settlement rates for these programs. The Company’s liability for customer trade allowances as of December 31, 2020 was $46.8 million.
We have identified the evaluation of the customer trade allowance as a critical audit matter because of the higher degree of auditor judgment required to evaluate the Company’s estimates. This is due to uncertainty around the amount of settlements, which typically occur in a period subsequent to the related sales transactions, and in particular, the estimate of purchase volumes made by retailers from distributors.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s trade process at disaggregated levels. This included controls related to the Company’s trade spend trending and lookback analyses based on final settlement. We analyzed the liability by trade allowance type to identify unusual trends. We assessed the Company’s historical ability to accurately estimate its customer trade allowances by comparing historical estimates to final settlements. We compared a sample of settlements subsequent to period end to the amount previously recognized by the Company.
Acquisition-date fair value of acquired trade name
As discussed in Note 2 to the consolidated financial statements, on January 3, 2020, the Company acquired Voortman Cookies, Limited (Voortman), including the associated trade name. The acquisition-date fair value of the Voortman trade name was $130.0 million.
We have identified the evaluation of the acquisition-date fair value of the trade name acquired in the Voortman acquisition as a critical audit matter. A high degree of subjective auditor judgment was involved in evaluating discrete period revenue growth rates and royalty rate assumptions used in the relief from royalty method to estimate the acquisition-date fair value of the trade name.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process. This included controls over the assumptions listed above used to estimate the acquisition-date fair value of the trade name. We evaluated the reasonableness of the discrete period revenue growth rates by comparing the Company’s estimates of forecasted revenue growth to historical actual results and current period performance. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of:
● the discrete period revenue growth rates by comparing the forecasted amounts to publicly available market data for comparable companies
● the royalty rate by comparing the rate determined by management against publicly available market data for comparable transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Kansas City, Missouri
February 24, 2021

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	December 31,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$173,034	$285,087
Accounts receivable, net	125,550	104,892
Inventories	49,348	47,608
Prepaids and other current assets	21,614	15,569
Total current assets	369,546	453,156
Property and equipment, net	303,959	242,384
Intangible assets, net	1,967,903	1,853,315
Goodwill	706,615	535,853
Other assets, net	17,446	12,993
Total assets	$3,365,469	$3,097,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and lease obligations payable within one year	$13,811	$11,883
Tax receivable agreement obligations payable within one year	11,800	12,100
Accounts payable	61,428	68,566
Customer trade allowances	46,779	45,715
Accrued expenses and other current liabilities	55,715	21,661
Total current liabilities	189,533	159,925
Long-term debt and lease obligations	1,113,037	975,405
Tax receivable agreement obligations	144,744	126,096
Deferred tax liability	295,009	256,051
Other long-term liabilities	1,560	—
Total liabilities	1,743,883	1,517,477
Commitments and Contingencies (Note 15)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 130,347,464 and 122,108,086 issued and outstanding at December 31, 2020 and 2019, respectively	13	12
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, none issued or outstanding at December 31, 2020, 8,409,834 issued and outstanding at December 31, 2019	—	1
Additional paid in capital	1,238,765	1,152,055
Accumulated other comprehensive loss	(10,407)	(756)
Retained earnings	399,215	334,480
Treasury stock	(6,000)	—
Stockholders’ equity	1,621,586	1,485,792
Non-controlling interest	—	94,432
Total liabilities, stockholders’ equity and non-controlling interest	$3,365,469	$3,097,701
See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except shares and per share data)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net revenue	$1,016,609	$907,675	$850,389
Cost of goods sold	660,970	607,841	583,112
Gross profit	355,639	299,834	267,277

Operating costs and expenses:
Advertising and marketing	45,724	39,775	35,069
Selling expense	46,729	30,719	30,071
General and administrative	92,860	69,423	52,760
Amortization of customer relationships	26,510	23,377	24,057
Business combination transaction costs	4,282	1,914	297
Tax receivable agreement liability remeasurement	760	186	(1,866)
Gain on foreign currency contract	—	(7,128)	—
Other operating expense	3,464	5,472	5,331
Total operating costs and expenses	220,329	163,738	145,719
Operating income	135,310	136,096	121,558
Other (income) expense:
Interest expense, net	42,826	39,870	39,404
Gain on buyout of tax receivable agreement	—	—	(12,372)
Other expense	3,723	1,769	146
Total other expense	46,549	41,639	27,178
Income before income taxes	88,761	94,457	94,380
Income tax expense	20,405	16,892	12,954
Net income	68,356	77,565	81,426
Less: Net income attributable to the non-controlling interest	3,621	14,450	18,531
Net income attributable to Class A stockholders	$64,735	$63,115	$62,895

Earnings per Class A share:
Basic	0.52	0.57	0.63
Diluted	0.51	0.55	0.61
Weighted-average shares outstanding:
Basic	124,927,535	110,540,264	99,957,049
Diluted	127,723,488	114,699,447	103,098,394

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income	$68,356	$77,565	$81,426
Other comprehensive income:
Unrealized gain (loss) on interest rate swap designated as a cash flow hedge	(16,870)	(4,063)	2,962
Reclassification into net income	3,886	(1,705)	(775)
Income tax benefit (expense)	3,421	1,222	(470)
Comprehensive income	58,793	73,019	83,143
Less: Comprehensive income attributed to non-controlling interest	2,749	13,292	19,050
Comprehensive income attributed to Class A shareholders	$56,044	$59,727	$64,093

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Losses)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount				Shares	Amount
Balance–December 31, 2017	99,791	$10	30,320	$3	$920,723	$1,318	$208,279	—	$—	$1,130,333	$342,240
Adoption of new accounting standards net of income taxes of $83	—	—	—	—	—	7	191	—	—	198	85
Comprehensive income	—	—	—	—		1,198	62,895	—	—	64,093	19,050
Share-based compensation, net of income taxes of $505	191	—	—	—	5,095	—	—	—	—	5,095	—
Exchanges	64	—	(64)	—	1,370	—		—	—	1,370	(1,370)
Distributions	—	—	—	—		—	—	—	—	—	(9,551)
Payment of taxes for employee stock awards	—	—	—	—	(1,025)	—	—	—	—	(1,025)	—
Tax receivable agreement arising from exchanges, net of income taxes of $33	—	—	—	—	(261)	—	—	—	—	(261)	—
Balance–December 31, 2018	100,046	10	30,256	3	925,902	2,523	271,365	—	—	1,199,803	350,454
Comprehensive income	—	—	—	—	—	(3,388)	63,115	—	—	59,727	13,292
Share-based compensation, net of income taxes of $1,354	209	—	—	—	7,877	—	—	—	—	7,877	—
Exchanges	21,845	2	(21,845)	(2)	262,547	109	—	—	—	262,656	(262,656)
Distributions	—	—	—	—	—	—	—	—	—	—	(6,658)
Exercise of employee stock options	7	—	—	—	23	—	—	—	—	23	—
Payment of taxes for employee stock awards	—	—	—	—	(1,431)	—	—	—	—	(1,431)	—
Tax receivable agreement arising from exchanges, net of income taxes of $28,817	—	—	—	—	(42,863)	—	—	—	—	(42,863)	—
Balance–December 31, 2019	122,107	12	8,411	1	1,152,055	(756)	334,480	—	—	1,485,792	94,432
Comprehensive income	—	—	—	—	—	(8,691)	64,735	—	—	56,044	2,749
Share-based compensation, including income taxes of $2,167	223	—	—	—	10,838	—	—	—	—	10,838	—
Exchanges	8,411	1	(8,411)	(1)	94,719	(960)	—	—	—	93,759	(93,759)
Distributions	—	—	—	—	—	—	—	—	—	—	(3,422)
Exercise of employee stock options and warrants	50	—	—	—	690	—	—	—	—	690	—
Payment of taxes for employee stock awards	—	—	—	—	(1,440)	—	—	—	—	(1,440)	—
Repurchase of private placement warrants	—	—	—	—	(2,000)	—	—	—	—	(2,000)	—
Repurchase of common stock	(444)	—	—	—	—	—	—	444	(6,000)	(6,000)	—
Tax receivable agreement arising from exchanges, net of income taxes of $11,818	—	—	—	—	(16,097)	—	—	—	—	(16,097)	—
Balance-December 31, 2020	130,347	$13	—	$—	$1,238,765	$(10,407)	$399,215	444	$(6,000)	$1,621,586	$—

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Operating activities
Net income	$68,356	$77,565	$81,426
Depreciation and amortization	54,940	43,334	41,411
Impairment and loss on sale of assets	3,329	1,976	4,970
Non-cash loss on debt modification	—	531	—
Debt discount (premium) amortization	1,289	(747)	(1,079)
Tax receivable agreement remeasurement and gain on buyout	760	185	(14,237)
Non-cash fees on sale of business	—	1,414	—
Unrealized loss (gain) on foreign currency	2,061	(7,128)	—
Non-cash lease expense	571	—	—
Share-based compensation	8,671	9,231	5,600
Deferred taxes	16,806	14,121	10,255
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	4,434	(2,570)	(3,667)
Inventories	5,824	(12,477)	3,569
Prepaids and other current assets	(5,301)	265	(510)
Accounts payable and accrued expenses	1,900	14,072	14,418
Customer trade allowances	(4,397)	4,202	1,499
Net cash provided by operating activities	159,243	143,974	143,655
Investing activities
Purchases of property and equipment	(51,983)	(34,875)	(44,585)
Acquisition of business, net of cash	(316,013)	—	(23,160)
Proceeds from sale of business, net of cash	—	63,345	—
Proceeds from sale of assets	—	—	639
Acquisition and development of software assets	(6,269)	(5,609)	(3,839)
Net cash provided by (used in) investing activities	(374,265)	22,861	(70,945)
Financing activities
Repayments of long-term debt and financing lease obligations	(11,168)	(9,894)	(10,105)
Proceeds from long-term debt origination, net of fees paid	136,888	—	—
Debt refinancing costs	—	(7,433)	—
Distributions to non-controlling interest	(3,422)	(6,658)	(9,551)
Repurchase of warrants	(2,000)	—	—
Repurchase of common stock	(6,000)	—	—
Payment of taxes related to the net issuance of employee stock awards	(1,440)	(1,431)	(1,025)
Payments on tax receivable agreement	(10,327)	(2,732)	(41,353)
Proceeds from the exercise of warrants	690	23	—
Net cash provided by (used in) financing activities	103,221	(28,125)	(62,034)
Effect of exchange rate changes on cash and cash equivalents	(252)	—	—
Net increase (decrease) in cash and cash equivalents	(112,053)	138,710	10,676
Cash and cash equivalents at beginning of period	285,087	146,377	135,701
Cash and cash equivalents at end of period	$173,034	$285,087	$146,377
Supplemental Disclosures of Cash Flow Information
Interest paid	$41,776	$43,986	$37,617
Taxes paid	$5,825	$1,840	$3,422
Supplemental disclosure of non-cash investing
Accrued capital expenditures	$4,718	$2,910	$7,858
See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing snack products, including sweet baked goods, cookies and wafers in North America. The Hostess® brand dates back to 1919 when Hostess® CupCake was introduced to the public, followed by Twinkies® in 1930.
Basis of Presentation
The Company’s operations are conducted through operating subsidiaries that are wholly-owned by the Company. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned or controlled subsidiaries, collectively referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation.
Prior to the final exchange of Class B stock (as described below), the Company's operating subsidiaries were wholly-owned by Hostess Holdings, a direct subsidiary of Hostess Brands, Inc. Hostess Brands, Inc. held 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests therein and consolidated Hostess Holdings in the Company’s consolidated financial statements. The remaining limited partnership interests in Hostess Holdings were held by the holders of Class B stock.
C. Dean Metropoulos and entities under his control (the “Metropoulos Entities”) held their equity investment in the Company primarily through Class B limited partnership units (“Class B Units”) in Hostess Holdings LP (“Hostess Holdings”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, was exchangeable for a share of the Company’s Class A common stock. The interest of the Class B Units was reflected in the consolidated financial statements as a non-controlling interest. During the year ended December 31, 2020, the Metropoulos Entities exchanged all of their remaining Class B Units and Class B Stock for Class A common stock. At December 31, 2020, there are no outstanding Class B Units or Class B stock and there is no non-controlling interest reported on the December 31, 2020 consolidated balance sheet.
Subsequent to the Metropoulos Entities' final exchange of Class B Units, all subsidiaries including, Hostess Holdings, are wholly owned by the Company.
Prior to the final exchange of Class B Units, the Company determined that Hostess Holdings, a limited partnership, was a variable interest entity (“VIE”) and that the Company was the primary beneficiary of the VIE. The Company determined that, due to its ownership of Hostess Holdings’ general partnership units, the Company had the power to direct all of the activities of Hostess Holdings, with no substantive kick-out rights or participating rights by the limited partners individually or as a group. Hostess Holdings constituted the majority of the assets of the Company.
The Company has one reportable segment: Snacking (formerly known as Sweet Baked Goods). For the year ended December 31, 2019, the Company had two reportable segments: Sweet Baked Goods and In-Store Bakery. The Company sold its In-Store Bakery operations on August 30, 2019.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned or controlled subsidiaries (including those for which the Company was the primary beneficiary of a VIE), collectively referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Adoption of New Accounting Standards
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”), 2016-13 Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic 326”). This ASU requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases, along with the related ASUs 2018-01, 2018-10 and 2018-11 (collectively, “Topic 842”). Topic 842 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. To adopt this standard, the Company utilized a modified retrospective transition method. Under this approach, the results for reporting periods beginning January 1, 2019 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting standards. There was no cumulative effect of applying Topic 842 to the opening balance of retained earnings. The Company has elected to apply the practical expedients under Topic 842 which allow entities to not reassess the lease classification for expired or existing leases and to not reassess if expired or existing contracts contain leases under the Topic 842 definition. The Company has also elected to use hindsight when determining the lease term of existing leases. As a result of the adoption, on January 1, 2019, the Company recognized right of use assets of $8.2 million, offset by associated accumulated amortization of $5.2 million and corresponding lease liabilities of $3.0 million. The recognition of leases subsequent to the adoption of Topic 842 is further described in Note 15. Commitments and Contingencies.
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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for which the Company’s obligation to the customer has been satisfied. As of December 31, 2020 and 2019, the Company’s accounts receivable were $125.6 million and $104.9 million, respectively, which have been reduced by allowances for damages occurring during shipment, quality claims and doubtful accounts in the amount of $3.5 million and $2.7 million, respectively.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories
Inventories are stated at the lower of cost or market on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	December 31, 2020	December 31, 2019
Ingredients and packaging	$22,965	$21,439
Finished goods	23,583	22,513
Inventory in transit to customers	2,800	3,656
	$49,348	$47,608
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
The Company assesses property, plant and equipment for impairment when circumstances arise which could change its use or expected life. For the years ended December 31, 2020, 2019 and 2018 the Company recorded impairment losses of $2.9 million, $0.5 million and $1.4 million, respectively, in the Snacking segment (formerly referred to as Sweet Baked Goods, or “SBG”).
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
Included in the caption “Other assets” in the consolidated balance sheets is capitalized software in the amount of approximately $14.7 million and $11.9 million at December 31, 2020 and 2019, respectively. Capitalized software costs are amortized over their estimated useful life of up to five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative expense in the consolidated statements of operations was $5.3 million for the year ended December 31, 2020, and $2.7 million for both years ended December 31, 2019 and 2018.
Goodwill and Intangible Assets
At December 31, 2020 and 2019, the goodwill balances of $706.6 million and $535.9 million, respectively, represent the excess of the amount the Company paid for the acquisition of Hostess Holdings from the Metropoulos Entities and other former equity holders in a 2016 transaction over the fair value of the assets acquired and liabilities assumed. The December 31, 2020 goodwill balance also reflects the excess of the amount the Company paid for the acquisition of Voortman over the fair value of the assets acquired and liabilities assumed. The resulting goodwill was allocated to the Snacking reporting segment.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill by reporting segment is tested for impairment annually by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting segment is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test. For the 2020 and 2019 annual impairment tests, the Company elected to perform the qualitative test. No indicators of impairment were noted.
The Company’s indefinite-lived intangible assets consist of trademarks and trade names. The $1,538.6 million and $1,408.6 million balances at December 31, 2020 and 2019, respectively, were recognized as part of the 2016 acquisition of Hostess Holdings and the 2018 acquisition of the Cloverhill Business. The December 31, 2020 balance also includes trademarks and trade names from the acquisition of Voortman. The trademarks and trade names are integral to the Company’s identity and are expected to contribute indefinitely to its corporate cash flows. Fair value for trademarks and trade names was determined using the income approach, which is considered to be Level 3 within the fair value hierarchy. The application of the income approach was premised on a royalty savings method, whereby the trademark and trade names are valued by reference to the amount of royalty income they could generate if they were licensed, in an arm’s-length transaction, to a third party. These assets have been assigned an indefinite life and therefore are not amortized but rather evaluated for impairment annually using the qualitative or quantitative methods similar to goodwill. For the quantitative assessment, the valuation of trademarks and trade names are determined using the relief of royalty method. Significant assumptions used in this method include future trends in sales, a royalty rate and a discount rate to be applied to the forecasted revenue stream.
During the year ended December 31, 2019, the Company recognized an impairment charge of $1.0 million to the In-Store Bakery goodwill and intangibles. See Note 7. Goodwill and Intangible Assets for more information on impairment charges.
Also, the Company has finite-lived intangible assets, net of accumulated amortization of $429.3 million and $444.7 million on December 31, 2020 and 2019 respectively, that consist of customer relationships that were recognized as part of the Hostess Holdings, Voortman and Cloverhill acquisitions. For customer relationships, the application of the income approach (Level 3) was premised on an excess earnings method, whereby the customer relationships are valued by the earnings expected to be generated from those customers after other capital charges. Definite-lived intangible assets are being amortized on a straight-line basis over the estimated remaining useful lives of the assets.
Reserves for Self-Insurance Benefits
The Company’s employee health plan is self-insured by the Company up to a stop-loss amount of $0.3 million for each participant per plan year. In addition, the Company maintains insurance programs covering its exposure to workers’ compensation. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Included in the accrued expenses in the consolidated balance sheets is a reserve for healthcare claims in the amount of approximately $2.2 million and $2.0 million at December 31, 2020 and 2019, respectively, and a reserve for workers’ compensation claims of $2.9 million and $2.7 million at December 31, 2020 and 2019, respectively.
Leases
Subsequent to its adoption of Topic 842 on January 1, 2019, the Company recognizes a right of use asset and corresponding lease liability on the consolidated balance sheet for all lease transactions with terms of more than 12 months. Agreements are determined to contain a lease if they convey the use and control of an underlying physical asset. Based on the nature of the lease transaction, leases are either classified as financing or operating. Under both classifications, the right of use asset and liability are initially valued based on the present value of the future minimum lease payments using an effective borrowing rate at the inception of the lease. The Company determined the effective borrowing rate based on its expected incremental borrowing rate on collateralized debt. At December 31, 2020, 3.6% was the weighted average effective borrowing rates for outstanding operating leases.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under a financing lease, interest expense related to the lease liability is recognized over the lease term using an effective interest rate method and right of use assets are amortized straight-line over the term of the lease. Under an operating lease, minimum lease payments are expensed straight-line over the lease term. Lease liabilities are amortized using an effective interest rate method and right of use assets are reduced based on the excess of the sum of the straight-line lease expense and the reduction of the lease liability over the actual lease payments. At December 31, 2020, the weighted average remaining terms on operating leases were approximately eight years.
Variable lease payments, such as taxes and insurance, are expensed as incurred. Expenses related to leases with original terms less than 12 months (short-term leases) are expensed as incurred. For all leases related to distribution, bakery and corporate facilities, the Company has elected not to separate non-lease components from lease components.
At December 31, 2020, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 5. Property and Equipment). Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet (see Note 10. Debt).

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
Trade promotions, consisting primarily of customer pricing allowances and merchandising funds are offered through various programs to customers. A provision for estimated trade promotions is recorded as a reduction of revenue in the same period when the sale is recognized.
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
.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables disaggregate revenue by geographical market and category:

	Year Ended December 31, 2020
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$920,388	$—	$77,692	$998,080
Canada	—	—	18,529	18,529
	$920,388	$—	$96,221	$1,016,609

	Year Ended December 31, 2019
(In thousands)	Sweet Baked Goods	In-Store Bakery	Cookies	Total
United States	$878,973	$28,702	$—	$907,675
Canada	—	—	—	—
	$878,973	$28,702	$—	$907,675

The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer is presented below by segment:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Snacking	20.2%	23.3%	20.4%
In-Store Bakery	0.0%	0.3%	0.6%
Total	20.2%	23.6%	21.0%

Foreign Currency Remeasurement
Certain Voortman sales and production related costs are denominated in the Canadian dollar (“CAD”). CAD transactions have been remeasured into U.S. dollars (“USD”) on the consolidated statement of operations using the average exchange rate for the reporting period. Balances expected to be settled in CAD have been remeasured into USD on the consolidated balance sheet using the exchange rate at the end of the period. During the year ended December 31, 2020, the Company recognized losses on remeasurement of $1.8 million, reported within other expense on the consolidated statement of operations.
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
For awards which have market conditions, compensation expense is calculated based on the number of shares expected to vest after assessing the probability that the performance or market criteria will be met. For market-based awards, probability is not reassessed and compensation expense is not remeasured subsequent to the initial assessment on the grant date.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collective Bargaining Agreements
As of December 31, 2020, approximately 41%, of the Company’s employees are covered by collective bargaining agreements. None of these agreements expire before December 31, 2021.
Employee Benefit Plans
The Company provides several benefit plans for employees depending upon employee eligibility. The Company has a health care plan, a defined contribution retirement plan (401(k)), company-sponsored life insurance, and other benefit plans. The Company’s contributions to the defined contribution retirement plan were $2.0 million, $1.8 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company offers an annual incentive plan based upon annual operating targets. Final payout is approved by the board of directors or a committee thereof. As of December 31, 2020 and 2019 there was $14.2 million and $6.8 million accrued for this plan, respectively.
Income Taxes
The Company is subject to U.S. federal, state and local income taxes as well as Canadian income tax on certain subsidiaries.

Prior to the final exchange of Class B units, Hostess Brands, Inc. owned a controlling interest in Hostess Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Hostess Holdings was not directly subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Hostess Holdings was passed through to and included in the taxable income or loss of its partners, including the Company.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (see Note 14).

Derivatives
The Company has entered into interest rate swap contracts to mitigate its exposure to changes in the variable interest rate on its long-term debt. The Company has also entered into Canadian Dollar (CAD) purchase contracts to mitigate its exposure to foreign currency exchanges rates on its CAD denominated production costs. Both interest rate swap contracts and CAD purchase contracts are designated as cash flow hedges. Changes in the fair value of these instruments are recognized in accumulated other comprehensive income in the consolidated balance sheets and reclassified into earnings in the period in which the hedged transaction affects earnings. Hedging ineffectiveness, if any, is recognized as a component of interest expense for interest rate swap contracts and costs of goods sold for CAD purchase contracts in the consolidated statements of operations. Payments made under the interest rate swap contracts are included in the supplemental disclosure of interest paid in the consolidated statements of cash flows.
The Company also used a CAD purchase contract to mitigate the impact of foreign currency exchange rates on its January 2020 purchase of Voortman. This contract was settled during the year ended December 31, 2020 and did not qualify as a cash flow hedge.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is evaluating the impact the new standard will have on the consolidated financial statements and related disclosures but do not anticipate a material impact.

In December 2019, ASU 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740)” was issued. This ASU simplifies the accounting for certain income tax related items, including intraperiod tax allocations, deferred taxes related to foreign subsidiaries and step-up in tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company is still assessing the impact of this update.

2. Business Combinations and Divestitures
Voortman Acquisition
On January 3, 2020, the Company completed the acquisition of all of the shares of the parent company of Voortman, a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies for approximately $328.7 million ($427.0 million CAD), reflecting final working capital and other closing statement adjustments.
Net cash outflow related to the purchase price during the year ended December 31, 2020 was $316.0 million. This net cash outflow reflects a non-cash gain on a related foreign currency contract of $6.9 million, cash acquired of $1.6 million and a liability outstanding as of December 31, 2020 for certain purchase price adjustments of $4.2 million.
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2020, working capital and other adjustments of $4.7 million were made to goodwill. Included in other non-current liabilities in the table below is a $1.3 million liability for pre-acquisition uncertain tax positions. It is offset by a non-current receivable balance of $1.3 million representing expected recovery through indemnifications.
As of December 31, 2020, the Company has finalized the following purchase price allocation:

(In thousands)
Cash	$1,639
Accounts receivable	24,848
Inventory	7,564
Income tax receivable	7,522
Other current assets	420
Property and equipment	32,028
Customer relationships (1)	11,100
Trade names (2)	130,000
Goodwill (3)	170,762
Other non-current assets	1,320
Accounts payable and accrued expenses	(6,172)
Customer trade allowances	(5,428)
Lease liabilities	(6,420)
Deferred taxes	(39,149)
Other non-current liabilities	(1,320)
Assets acquired and liabilities assumed	$328,714

(1) Customer relationships were valued through application of the income approach (Level 3). Under this approach, revenue, operating expenses and other costs associated with existing customers were estimated in order to derive cash flows attributable to the existing customer relationships. The resulting cash flows were then discounted to present value to arrive at the fair value of existing customer relationships as of the valuation date. The estimated useful lives by operating segment ranging from one to eight years represent the approximate point in the projection period in which a majority of the assets’ cash flows are expected to be realized based on assumed attrition rates.
(2) The trade names were valued through application of the income approach (level 3), involving the estimation of likely future sales and an appropriate royalty rate. The trade name and trademarks are estimated to have indefinite useful lives as the Company expects a market participant would use the trade name and trademarks in perpetuity based on their historical strength and consumer recognition.
(3) Goodwill represents the excess of the consideration transferred over the fair values of the assets acquired and liabilities assumed. It is primarily attributable to synergies and intangible assets such as assembled workforce which are not separately recognizable.
During the year ended December 31, 2020 and 2019, the Company incurred $4.3 million and $1.9 million, respectively, of expenses related to this acquisition. These expenses are classified as business combination transaction costs on the consolidated statement of operations.
The following unaudited pro forma combined financial information presents the Company’s results as though the acquisition of Voortman had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended
(In thousands)	December 31, 2020	December 31, 2019
	(unaudited, pro forma)
Net revenue	$1,016,609	$1,007,140
Net income	68,356	70,428

In-Store Bakery Divestiture
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

3. Exit Costs

Subsequent to the Company’s acquisition of Voortman, activities were initiated to transition Voortman’s distribution model to the Company’s direct-to-warehouse distribution model. The Company has incurred costs to exit Voortman’s direct-store-delivery model, including severance and contract termination costs related to third-party distributor and leasing relationships. Total costs were $12.9 million through completion of the transition in 2020. During the year ended December 31, 2020, contract termination costs of $8.3 million were recognized in selling expense on the consolidated statement of operations. During the year ended December 31, 2020, severance costs of $4.6 million, were recognized within general and administrative expenses on the consolidated statement of operations.
Reserves for these activities are reported within accrued expenses on the consolidated balance sheet and had the following activity during the year ended December 31, 2020:

(In thousands)	Severance	Contract Termination	Total
Charges recorded	$4,632	$8,278	$12,910
Payments made	(4,063)	(7,913)	(11,976)
Impact of change in exchange rates on CAD denominated liability	(33)	(365)	(398)
Reserve balance as of December 31, 2020	$536	$—	$536

4. Stock-Based Compensation
Hostess Brands, Inc. 2016 Equity Incentive Plan
The Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) provides for the granting of various equity-based incentive awards to members of the Board of Directors of the Company, employees and service providers to the Company. The types of equity-based awards that may be granted under the 2016 Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other stock-based awards. There are 7,150,000 registered shares of Class A common stock reserved for issuance under the 2016 Plan. All awards issued under the 2016 Plan may only be settled in shares of Class A common stock. As of December 31, 2020, 2,770,885 shares remained available for issuance under the 2016 Plan.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-based compensation expense totaled approximately $8.7 million, $9.2 million and $5.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Stock Units (“RSUs”)
The fair value of RSU awards is calculated based on the closing market price of the Company’s Class A Common Stock on the date of grant. Compensation expense is recognized straight-line over the requisite service period of the awards, ranging from one to three years.
The vesting of certain RSU awards is contingent upon the Company’s Class A Common Stock achieving a certain total stockholder return (“TSR”) in relation to a group of its peers, measured over a three year period. Depending on the actual performance over the measurement period, an award recipient has the opportunity to receive up to 200% of the granted awards. At December 31, 2020 and 2019 there were 0.4 million and 0.3 million RSU awards with TSR performance conditions outstanding, respectively.
Upon an employee’s termination, certain RSU awards provide that unvested awards will be forfeited and the shares of common stock underlying such award will become available for issuance under the 2016 Plan. Other RSU awards provide for accelerated vesting upon an employee's termination under certain circumstances.
The following table summarizes the activity of the Company’s unvested RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2018	895,784	$14.46
Total Granted	721,985	12.76
Forfeited	(298,601)	14.96
Vested(1)	(415,033)	14.26
Unvested as of December 31, 2019	904,135	12.99
Total Granted	628,801	12.99
Forfeited	(285,991)	14.54
Vested(2)	(198,677)	12.17
Unvested as of December 31, 2020	1,048,268	$13.95
(1) Includes 108,012 shares withheld to satisfy $1.4 million of employee tax obligations upon vesting.
(2) Includes 78,728 shares withheld to satisfy $1.1 million of employee tax obligations upon vesting.

As of December 31, 2020 there was $8.1 million of total unrecognized compensation cost, related to non-vested RSUs granted under the 2016 Plan; that cost is expected to be recognized over a weighted average remaining period of approximately 1.7 years. As of December 31, 2020 there were no awards outstanding for which it was not probable that the performance conditions would be met.
For the years ended December 31, 2020 and 2019, $6.3 million and $7.2 million, respectively, of compensation expense related to the RSUs was recognized within general and administrative expenses on the consolidated statements of operations.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The following table includes the significant inputs used to determine the fair value of options issued under the 2016 plan.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Expected volatility (1)	26.34%	26.66%
Expected dividend yield (2)	—%	—%
Expected option term (3)	6.00 years	6.00 years
Risk-free rate (4)	1.6%	1.8%
(1)The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period based on the expected term and ending on the grant date.
(2)From its inception through December 31, 2020, the Company has not paid any dividends on its common stock. As of the stock option grant date, the Company does not anticipate paying any dividends on common stock over the term of the stock options. Option holders have no right to dividends prior to the exercise of the options.
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
The stock options vest in equal annual installments on varying dates through 2022. The maximum term under the grant agreement is ten years. As of December 31, 2020, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options outstanding under the 2016 Plan; that cost is expected to be recognized over the vesting periods. For the years ended December 31, 2020 and 2019, there was $2.4 million and $2.0 million, respectively, of expense related to the stock options recognized within general and administrative costs on the consolidated statements of operations. The weighted average grant-date fair value of options granted in years ended December 31, 2020, 2019 and 2018 was $4.04, $3.76, and $5.04, respectively.
The following table summarizes the activity of the Company’s unvested stock options:

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
Outstanding as of December 31, 2018	943,939	5.54	$13.54
Granted	905,421	—	11.59
Exercised	(7,463)	—	13.11
Forfeited	(124,226)	—	12.42
Outstanding as of December 31, 2019	1,717,671	8.35	$13.35
Exercisable as of December 31, 2019	486,663	7.35	$15.43
Granted	703,329	—	13.69
Exercised	(44,257)	—	11.35
Forfeited	(305,628)	—	13.93
Outstanding as of December 31, 2020	2,071,115	7.95	$13.43
Exercisable as of December 31, 2020	787,671	7.01	$14.20

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Property and Equipment
Property and equipment consists of the following:

(In thousands)	December 31, 2020	December 31, 2019

Land and buildings	$59,774	$53,683
Right of use assets - operating	31,354	23,771
Machinery and equipment	255,821	209,382
Construction in progress	25,041	5,878
	371,990	292,714
Less accumulated depreciation	(68,031)	(50,330)
	$303,959	$242,384

Depreciation expense was $23.1 million, $17.2 million and $14.6 million for the years ended December 31, 2020, 2019, 2018, respectively.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Segment Reporting
The Company has one reportable segment: Snacking (formally known as Sweet Baked Goods). For the years ended December 31, 2019 and 2018, the Company had two reportable segments: Sweet Baked Goods and In-Store Bakery. As of January 3, 2020, the Company added the newly acquired Voortman operations into the reportable segment previously known as Sweet Baked Goods and renamed the segment as “Snacking”. The Company’s Snacking segment consists of sweet baked goods, cookies, wafers and bread products that are sold under the Hostess®, Dolly Madison®, Cloverhill®, Big Texas® and Voortman® brands. The In-Store Bakery segment consisted primarily of Superior on Main® branded and private label products sold through the in-store bakery section of grocery and club stores. The Company divested its In-Store Bakery operations on August 30, 2019. Subsequent to the sale, Snacking is the Company's single reportable segment.
The Company evaluates performance and allocates resources based on net revenue and gross profit. Information regarding the operations of these reportable segments is as follows:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018

Net revenue:
Snacking	$1,016,609	$878,973	$808,355
In-Store Bakery	—	28,702	42,034
Net revenue	$1,016,609	$907,675	$850,389

Depreciation and amortization (1):
Snacking	$54,940	$41,732	$38,607
In-Store Bakery	—	1,602	2,804
Depreciation and amortization	$54,940	$43,334	$41,411

Gross profit:
Snacking	$355,639	$293,648	$258,995
In-Store Bakery	—	6,186	8,282
Gross profit	$355,639	$299,834	$267,277

Capital expenditures (2):
Snacking	$58,953	$35,354	$53,394
In-Store Bakery	—	182	354
Capital expenditures	$58,953	$35,536	$53,748

(1)Depreciation and amortization include charges to net income classified as costs of goods sold and general and administrative expenses on the consolidated statements of operations.
(2)Capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable.

For the years ended December 31, 2020 and 2019, total assets on the consolidated balance sheet are entirely attributed to the Snacking segment.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Goodwill and Intangible Assets
The Company recognized goodwill in January of 2020 related to its acquisition of Voortman based on a valuation performed to determine the fair value of the acquired assets. During the year ended December 31, 2020, the preliminary valuation was adjusted, resulting in an increase to goodwill of $4.7 million. The valuation was finalized in the fourth quarter of 2020. The Voortman goodwill was incorporated into the Company's Snacking reporting segment. Goodwill and intangible assets as of December 31, 2020 and 2019 were recognized as part of the Hostess Business Combination and the Voortman and Cloverhill Business acquisitions.
During the year ended December 31, 2019, the Company recognized an impairment charge of $1.0 million related to its In-Store Bakery reporting unit, within other operating expense on the consolidated statements of operations. During the year ended December 31, 2019, the Company divested its In-Store Bakery segment (see Note 2. Business Combinations and Divestitures). Goodwill activity is presented below by reportable segment:

(In thousands)	Snacking	In-Store Bakery	Total
Balance as of December 31, 2018	$535,853	$39,792	$575,645
Impairment	—	(1,000)	(1,000)
Divestiture	—	(38,792)	(38,792)
Balance as of December 31, 2019	535,853	—	535,853
Acquisition of Voortman	170,762	—	170,762
Balance as of December 31, 2020	$706,615	$—	$706,615
Intangible assets consist of the following:

(In thousands)	December 31, 2020	December 31, 2019
Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,538,631	$1,408,630
Intangible assets with definite lives (Customer Relationships)	526,813	515,713
Less accumulated amortization (Customer Relationships)	(97,541)	(71,028)
Intangible assets, net	$1,967,903	$1,853,315
The Company recognized additional trade names and customer relationships intangible assets during the year ended December 31, 2020 related to the acquisition of Voortman. See Note 2. Business Combinations and Divestitures for additional details.
During the year ended December 31, 2019, the Company divested of its In-Store Bakery segment, resulting in a reduction of intangible assets, net of $24.5 million. Amortization expense was $26.5 million, $23.4 million and $24.1 million for the years ended December 31, 2020, 2019 and 2018 respectively. The unamortized portion of customer relationships will be expensed over their remaining useful life, from 4 to 19 years. The weighted-average amortization period as of December 31, 2020 for customer relationships was 18.7 years.
Future expected amortization expense is as follows:

(In thousands)
2021	$23,512
2022	23,512
2023	23,512
2024	23,512
2025	22,752
2026 and thereafter	312,472

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	December 31, 2020	December 31, 2019

Incentive compensation	$16,199	$6,840
Interest rate and foreign currency contracts	13,694	704
Payroll, vacation and other compensation	9,886	3,389
Accrued interest	4,815	4,870
Other	11,121	5,858
	$55,715	$21,661

9. Tax Receivable Agreement
The Tax Receivable Agreement generally provides for the payment by the Company to the legacy Hostess Equity Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) in periods after the closing of the 2016 acquisition (which periods may extend, unless the Tax Receivable Agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B Units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the 2016 acquisition; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the 2016 acquisition and prior to subsequent exchanges of Class B Units; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the Tax Receivable Agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the Tax Receivable Agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the Tax Receivable Agreement will be made to the Metropoulos Entities in accordance with specified percentages, regardless of the source of the applicable tax attribute. The Company recognizes a liability on the consolidated balance sheet based on the undiscounted estimated future payments under the Tax Receivable Agreement. Significant inputs used to estimate the future expected payments include a 26.5% cash tax savings rate.

The following table summarizes activity related to the Tax Receivable Agreement obligations:

(In thousands)
Balance December 31, 2018	$69,063
Exchange of Class B units for Class A shares	71,679
Remeasurement due to disposal of In-Store Bakery operations	1,779
Remeasurement due to change in estimated state tax rate	(1,593)
Payments	(2,732)
Balance December 31, 2019	138,196
Exchange of Class B units for Class A shares	27,915
Remeasurement due to tax law change	610
Remeasurement due to change in estimated state tax rate	150
Payments	(10,327)
Balance December 31, 2020	$156,544

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2020, the Tax Receivable Agreement obligations increased $27.9 million due to additional tax basis realized from the exchange of Class B Units and $0.8 million for tax law and rate remeasurements.
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
As of December 31, 2020 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
2021	$11,800
2022	9,000
2023	9,700
2024	9,900
2025	9,800
Thereafter	106,344

10. Debt
On January 3, 2020, the Company originated a $140.0 million incremental term loan through an amendment to its existing credit agreement. The Company received proceeds of $136.9 million, net of fees incurred of $3.1 million. The proceeds, together with cash on hand, financed the purchase of Voortman (see Note 2. Business Combinations and Divestitures). The terms, conditions and covenants applicable to the incremental term loan are the same as the terms, conditions and covenants applicable to the Fourth Term Loan. The term loan requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum plus a margin of 2.25% per annum and principal payments at a rate of 0.25% of the aggregate principal balance per quarter with the remaining principal amount due upon maturity on August 3, 2025.
A term loan was originated on October 1, 2019 through an amendment to an existing credit agreement held by the Company’s subsidiary, Hostess Brands, LLC (referred to below as the “Fourth Term Loan”). It requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum (“New LIBOR Floor”) plus a margin of 2.25% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2025. The Fourth Term Loan is secured by substantially all of Hostess Brands, LLC’s present and future assets.
The Fourth Term Loan refinanced the remaining balance of $976.4 million on the Third New First Lien Term Loan (“Third Term Loan”) through a non-cash refinancing transaction. The Third Term Loan was originated through an amendment to an existing credit agreement held by Hostess Brands, LLC on November 20, 2017 and required quarterly payments of interest at a rate equal to the New LIBOR Floor plus a margin of 2.50% per annum and principal at a rate of 0.25% of the aggregate principal balance with the remaining principal amount due upon maturity on August 3, 2022.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the carrying value of the debt and the lease obligations is as follows:

(In thousands)	December 31, 2020	December 31, 2019
Term Loan (3.0% as of December 31, 2020)
Principal	$1,102,763	$973,930
Unamortized debt premiums, discounts and issuance costs	(4,917)	(3,094)
	1,097,846	970,836
Lease obligations	29,002	16,452
Total debt and lease obligations	1,126,848	987,288
Less: Amounts due within one year	(13,811)	(11,883)
Long-term portion	$1,113,037	$975,405

At December 31, 2020 and 2019, the approximate fair value of the Company's aggregate term loan balance was $1,109.3 million and $977.6 million, respectively. The fair value is calculated using current interest rates and pricing from financial institutions (Level 2 inputs).

At December 31, 2020, minimum debt repayments under the Fourth Term Loan are due as follows:

(In thousands)
2021	$11,167
2022	11,167
2023	11,167
2024	11,167
2025	1,058,095

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

The Company had no outstanding borrowings under the Revolver as of December 31, 2020 or 2019. See Note 15. Commitments and Contingencies for information regarding the letters of credit, which reduce the amount available for borrowing under the Revolver. The Revolver contains certain restrictive financial covenants. As of December 31, 2020, the Company was in compliance with these covenants.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Derivative Instruments

To reduce the effect of interest rate fluctuations, the Company entered into an interest rate swap contract with a counter party to make a series of payments based on a fixed interest rate of 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on a notional amount of $500 million at the inception of the contract and are reduced by $100 million each year of the five-year contract. As of December 31, 2020, the notional amount was $200 million. The Company entered into this transaction to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated this derivative as a cash flow hedge. At December 31, 2020, the effective fixed interest rate on the long-term debt hedged by this contract was 4.03%.
In February 2020, the Company entered into additional five-year interest rate swap contracts to further reduce the effect of interest rate fluctuations on its variable-rate debt. The notional value of these contracts was $500 million. Under the terms of the contracts, the Company makes quarterly payments based on fixed interest rates ranging from 1.11% to 1.64% and receives quarterly payments based on the greater of LIBOR or 0.75%. The Company has designated these contracts as cash flow hedges. At December 31, 2020, the effective interest rate on the long-term debt hedged by these contracts was 3.76%.
To reduce the effect of fluctuations in CAD denominated expenses relative to their US dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts during the year ended December 31, 2020. The contracts provide for the Company to sell a total of $11.5 million USD for $14.6 million of CAD at varying defined settlement dates through the end of 2021. The Company has designated these contracts as cash flow hedges.
In connection with the agreement to purchase Voortman as described in Note 2. Business Combinations and Divestitures, the Company entered into a deal-contingent foreign currency contract to hedge the $440 million CAD forecasted purchase price and a portion of the subsequent expected conversion costs. The contract was settled in cash following the completion of the purchase on January 3, 2020.
A summary of the fair value of derivative instruments is as follows:

(In thousands)		December 31, 2020	December 31, 2019
Asset derivatives	Location
Foreign currency contracts (1)	Other current assets	$—	$7,128

Liability derivatives	Location
Interest rate swap contracts (2)	Accrued expenses	$13,688	$704
Foreign currency contracts (1)	Accrued expenses	6	—
		$13,694	$704
(1) The fair values of foreign currency contracts are measured on a recurring basis by comparison to available market information on similar contracts (Level 2)
(2) The fair values of these contracts are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the gains and losses related to derivative instruments in the consolidated statement of operations is as follows:

(In thousands)		Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018

Gain (loss) on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$(3,886)	$1,705	$775

Gain (loss) on other derivative contracts	Location
Foreign currency contracts	Gain on foreign currency contract	$—	$7,128	$—
Foreign currency contracts	Other expense	(274)	—	—
		$(274)	$7,128	$—
For interest rate swap contracts, unrealized expense recognized in accumulated other comprehensive income as of December 31, 2020 of $4.7 million is expected to be reclassified into interest expense through December 31, 2021.
For foreign currency contracts, unrealized expense recognized in accumulated other comprehensive income as of December 31, 2020 of less than $0.1 million is expected to be reclassified into cost of goods sold through December 31, 2021.

12. Equity
The Company’s authorized common stock consists of three classes: 200,000,000 shares of Class A common stock, 50,000,000 shares of Class B Stock, and 10,000,000 shares of Class F common stock (none of which were issued and outstanding at December 31, 2020 or 2019). As of December 31, 2020 and 2019, there were 130,347,464 and 122,108,086 shares of Class A common stock issued and outstanding, respectively. As of December 31, 2020 there were no shares of Class B common stock issued and outstanding. At December 31, 2019, there were 8,409,834 shares of Class B common stock issued and outstanding.
Shares of Class A common stock and Class B Stock have identical voting rights. However, shares of Class B Stock do not participate in earnings or dividends of the Company. Ownership of shares of Class B Stock is restricted to owners of Class B Units in Hostess Holdings. Class B units in Hostess Holdings may be exchanged (together with the cancellation of an equivalent number of shares of Class B Stock) by the holders thereof for, at the election of the Company, shares of Class A common stock or the cash equivalent of such shares. During the year ended December 31, 2020, all remaining outstanding Class B units were exchanged for Class A Common Stock.
As of December 31, 2020 and 2019, there were 53,936,776 and 48,453,154 public warrants, and 541,658 and 8,046,636 private placement warrants outstanding, respectively. Each warrant entitles its holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of Class A common stock. The warrants expire on November 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. The potential resale of the private placement to the public warrants has been registered with the SEC. When sold to the public, the private placement warrants will become public warrants.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2020, the Company's Board of Directors approved a securities repurchase program of up to $100 million of the Company's outstanding securities. As of December 31, 2020, $8.0 million has been used under this authorization to repurchase 444,444 Class A shares at $13.50 per share and 2,000,000 private placement warrants at $1 each. The repurchased Class A shares are included in treasury stock on the consolidated balance sheet.

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

Below are basic and diluted earnings per share:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator:
Net income attributable to Class A stockholders (in thousands)	$64,735	$63,115	$62,895
Denominator:
Weighted-average Class A shares outstanding - basic (excluding non-vested restricted stock awards)	124,927,535	110,540,264	99,957,049
Dilutive effect of warrants	2,525,863	3,693,758	3,021,239
Dilutive effect of RSUs	270,090	465,425	120,106
Weighted-average shares outstanding - diluted	127,723,488	114,699,447	103,098,394
Earnings per Class A share - basic	$0.52	$0.57	$0.63
Earnings per Class A share - dilutive	$0.51	$0.55	$0.61

For all years presented, the dilutive effect of stock options were excluded from the computation of diluted earnings per share because the assumed proceeds from the awards’ exercise were greater than the average market price of the common shares.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes
The income tax expense (benefit) consisted of the following:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current tax expense
Federal	$2,120	$1,724	$622
State and local	1,479	1,047	2,077
Foreign	—	—	—
Total Current	3,599	2,771	2,699

Deferred tax expense (benefit)
Federal	17,204	14,859	14,476
State and local	3,750	(738)	(4,221)
Foreign	(4,148)	—	—
Total Deferred	16,806	14,121	10,255
Income tax expense, net	$20,405	$16,892	$12,954
Income (loss) before income taxes consists of the following:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Earnings before income taxes
United States	$104,134	$94,457	$94,380
Foreign	(15,373)	—	—
Income (loss) before income taxes	$88,761	$94,457	$94,380
For the years ended December 31, 2020, 2019, and 2018, the effective income tax rate differs from the federal statutory income tax rate as explained below:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

State and local income taxes, net of federal benefit	4.0	4.6	4.3
Income attributable to non-controlling interest	(0.9)	(3.2)	(4.1)
Foreign rate differential	(0.8)	—	—
Change in state tax rate	0.9	(4.8)	(6.0)
Tax law change	(1.2)	—	—
Gain on TRA buyout	—	—	(1.4)
Other	—	0.3	(0.1)
Effective income tax rate	23.0%	17.9%	13.7%

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.
Details of the Company’s deferred tax assets and liabilities are summarized as follows:

(In thousands)	As of December 31, 2020	As of December 31, 2019
Deferred tax assets
Imputed interest	$6,744	$6,198
Tax credits	4,582	2,599
Derivative instruments	3,495	—
Net operating loss carryforwards	2,601	249
Accrued liabilities	4,870	—
Stock-based compensation	3,449	—
Other	4,443	1,343
Total deferred tax assets	30,184	10,389

Deferred tax liabilities
Investment in partnership	—	(266,440)
Goodwill and intangible assets	(277,563)	—
Property and equipment	(46,732)	—
Other	(898)	—
Total deferred tax liabilities	(325,193)	(266,440)
Total Deferred tax assets and liabilities	$(295,009)	$(256,051)
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
At December 31, 2020 and 2019 the Company had $12.3 million and $2.6 million, respectively, of current income taxes receivable included in prepaids and other current assets on the consolidated balance sheet.
The global intangible low-taxed income (“GILTI”) provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is electing to account for GILTI tax in the period in which it is incurred.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognizes in the consolidated financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. As of December 31, 2020, the Company had $1.6 million of gross unrecognized tax benefits, which would have a net $1.6 million impact on the effective tax rate, if recognized. The change for 2020 primarily relates to additional gross unrecognized benefits for acquired tax positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Year Ended December 31, 2020
Balance at January 1	$—
Additions for tax positions acquired	1,320
Additions for tax positions of current year	240
Total current	$1,560
Interest and penalties related to income tax liabilities, if incurred, are included in income tax expense in the consolidated statements
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and certain subsidiaries in Canada. For federal and state tax purposes, the Company and its subsidiaries are generally subject to examination for three years after the income tax returns are filed. As such, U.S. federal and state income tax returns filed for periods since 2017 remain open for examination by tax authorities. In Canada, tax returns are subject to examination for four years after the notice of assessment is issued. Canadian tax returns filed for periods since 2016 remain open for examination.
The Company generated $3.0 million of Kansas High Performance Incentive Program (“HPIP”) Credits during 2020 which is included within the current year state and local income taxes, net of federal benefit. The HPIP credits provide a 10% investment tax credit for qualified business facilities located in Kansas. The Company has gross state credits of $5.8 million as of December 31, 2020 which will expire from 2027 to 2036 if unutilized.

At December 31, 2020, the Company and its foreign subsidiaries have gross state net operating losses of approximately $4.2 million and Canadian net operating losses of $8.7 million. Unless utilized, the state net operating losses carryforwards expire from 2030 to 2036 and the Canadian net operating losses expire in 2040.
The Company believes that its foreign subsidiaries have invested or will invest any undistributed earnings indefinitely, or the earnings will be remitted in a tax-neutral transaction, and, therefore, does not provide deferred taxes on the cumulative undistributed earnings of our foreign subsidiaries.

15. Commitments and Contingencies
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Commitments
Operating Leases
As of December 31, 2020 the Company has leases outstanding for its commercial office, Burlington Ontario bakery and primary distribution center under noncancellable operating lease arrangements. The future minimum lease payments under these agreements as of December 31, 2020 are shown below.

(In thousands)
2021	$3,998
2022	4,421
2023	4,366
2024	5,099
2025	5,254
Thereafter	9,614
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below shows the composition of lease expenses for the period subsequent to the adoption of Topic 842:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Reduction of right of use asset, financing lease	$—	$133
Interest, financing lease	—	16
Operating lease expense	5,722	3,070
Short-term lease expense	2,633	968
Variable lease expense	1,763	1,076
	$10,118	$5,263

For short-term leases, Hostess records rent expense in its consolidated statements of operations on a straight-line basis over the lease term. Variable lease payments, which primarily include taxes, insurance and common area maintenance, are expensed as incurred. During the year ended December 31, 2020, the Company amended the existing lease for its Burlington Ontario production facility. The amendment extended the lease term through October 2030 and provided for two five-year extensions, at the Company's option. During the year ended December 31, 2019, the Company entered into a lease agreement for its new distribution center in Edgerton, Kansas. The agreement has a base term of six and a half years with two five year extensions. The right of use of use asset and lease liability were calculated using the six and a half year term.
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
Contractual commitments were as follows:

(In thousands)	Total Committed	Commitments within 1 year	Commitments beyond 1 year
Ingredients	$127,775	$115,628	$12,147
Packaging	71,715	71,715	—

Letters of Credit

The Company is a party to Letter of Credit arrangements to provide for the issuance of standby letters of credit in the amount of $5.5 million and $4.2 million for the years ended 2020 and 2019, respectively. The arrangements support the collateral requirements for insurance. The Letters of Credit are 100% secured through our Revolver.

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

(b)    Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the Company’s internal control of financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

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
2.2*
Share Purchase Agreement, dated as of November 29, 2019, by and among Hostess Brands, LLC, SPE Partners V, LP, Pacific Street Fund III, LP, PPM American Private Equity Fund V, LP, the Manufacturers Life Insurance Company, Roynat Capital Inc., Voortman Enterprises Trust, 2727939 Ontario Inc. and the persons listed on Exhibit A thereto (1)

3.1	Third Amended and Restated Certificate of Incorporation of Hostess Brands, Inc. (2)
3.2	Amended and Restated Bylaws of Hostess Brands, Inc. (3)
4.1	Specimen Class A Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (4)
4.3	Warrant Agreement, dated August 13, 2015, between Gores Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (5)
4.4	Description of Capital Stock
10.1	Tax Receivable Agreement, dated November 4, 2016, by and among Gores Holdings, Inc., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, AP Hostess Holdings, L.P., and C. Dean Metropoulos (4)
10.2	Form of Indemnification Agreement (4)
10.3	Hostess Brands, Inc. 2016 Equity Incentive Plan (4)
10.4	Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (6)
10.5	Amendment No. 1, dated August 1, 2018, to the Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (7)
10.6	Form of Restricted Stock Unit Agreement (8)
10.7	Form of Performance Share Unit Award Agreement (8)
10.8	Form of Stock Option Award Agreement (8)
10.9	Form of Chief Executive Officer Restricted Stock Unit Award Agreement (8)
10.10	Form of Chief Executive Officer Performance Unit Award Agreement (8)
10.11	Form of Chief Executive Officer Stock Option Award Agreement (8)
10.12	Form of 2021 Performance Share Unit Award Agreement
10.13	Form of 2021 Chief Executive Officer Performance Unit Award Agreement
10.14	Incremental Assumption and Amendment Agreement No. 5, dated as of January 3, 2020, by and among HB Holdings, LLC, Hostess Brands LLC. (9)
10.15	Fourth Amended and Restated First Lien Credit Agreement, Dated January 3, 2020 (9)
10.16	2020 Hostess Brands, Inc. Incentive Compensation Plan for Exempt Employees (10)
10.17	Securities Purchase Agreement, dated as of November 19, 2020, by and between Hostess Brands, Inc. and C. Dean Metropoulos
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	The cover page from this Current Report on Form 8-K, formatted in Inline XBRL
*Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.

(1)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 26, 2020 and incorporated herein by reference.
(2)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 5, 2020.
(3)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2019 and incorporated herein by reference.
(4)Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 9, 2016 and incorporated herein by reference.
(5)Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2015 and incorporated herein by reference.
(6)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2018 and incorporated herein by reference.
(7)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018 and incorporated herein by reference.
(8)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 9, 2018 and incorporated herein by reference.
(9)Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on January 6, 2020 and incorporated herein by reference.
(10)Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 8, 2020 and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lenexa, Kansas on February 24, 2021.

HOSTESS BRANDS, INC.

By	/s/ Brian T. Purcell
Brian T. Purcell Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Andrew P. Callahan	President, Chief Executive Officer (principal executive officer) and Director	February 24, 2021
Andrew P. Callahan
/s/ Brian T. Purcell	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2021
Brian T. Purcell
/s/ Jerry D. Kaminski	Chairman and Director	February 24, 2021
Jerry D. Kaminski
/s/ Laurence Bodner	Director	February 24, 2021
Laurence Bodner
/s/ Gretchen R. Crist	Director	February 24, 2021
Gretchen R. Crist
/s/ Rachel P. Cullen	Director	February 24, 2021
Rachel P. Cullen
/s/ Ioannis Skoufalos	Director	February 24, 2021
Ioannis Skoufalos
/s/ Craig D. Steeneck	Director	February 24, 2021
Craig D. Steeneck