Form 10-K/A
period 2020-12-31
Hostess Brands, Inc.
filed 2021-05-17
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Shares of Class A common stock outstanding - 131,294,192 shares at May 10, 2021
Shares of Class B common stock outstanding - no shares at May 10, 2021

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K/A where indicated. The 2021 Proxy Statement was filed with the U.S. Securities and Exchange Commission on April 30, 2021.

Explanatory Note
This Amendment No. 1 to Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends the Hostess Brands, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2021 (the “Original Filing”).
On April 12, 2021, the SEC issued a statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPAC”). The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant should be classified as a liability at fair value, with changes in fair value each period reported in earnings. Following consideration of the guidance in the SEC Statement, the Company concluded that certain of its warrants should have been classified as liabilities and measured at fair value, with changes in fair value each period reported in earnings.
This Amendment is being filed solely to (i) restate the financial statements for the accounting error associated with certain warrants previously classified as equity which should have been classified as liabilities (and make corresponding changes to the Risk Factors and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Amendment) and (ii) amend Part II Item 9A (Controls and Procedures).
Impact of Restatement
As a result of this restatement, the impacted warrants are now reflected as liabilities measured at fair value on the Company's consolidated balance sheet, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations and comprehensive income (loss).
The impact of these adjustments on net income for the years ended December 31, 2020, 2019 and 2018 were a gain of $39.9 million, a loss of $58.8 million and a gain of $79.2 million, respectively. The adjustments increased total liabilities at December 31, 2020 and 2019 by $0.9 million and $111.3 million, respectively, with corresponding decreases to total equity. The restatement of the financial statements had no impact on the Company’s net revenue, operating income, liquidity, cash, or cash equivalents, or cash flows from operating, investing and financing activities. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In light of the restatement discussed above, the Company has reassessed the effectiveness of its internal controls over financial reporting as of December 31, 2020, and has concluded that it has a material weakness related to the determination of the appropriate accounting and classification of our warrant agreements.

Items Amended in this Form 10-K/A

The following sections in the Original Filing are revised in this Form 10-K/A to reflect the restatement:
•Part I - Item 1 - Business
•Part I - Item 1A - Risk Factors
•Part II - Item 7 - Management's Discussion and Analysis
•Part II - Item 8 - Financial Statements and Supplemental Data
•Part II - Item 9A - Controls and Procedures
Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
For the convenience of the reader, this Form 10-K/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement and related revisions. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing with the SEC.

HOSTESS BRANDS, INC.
FORM 10-K/A
FOR THE YEAR ENDED December 31, 2020

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K as amended by Amendment No. 1 on 10-K/A (“Annual Report”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur are also considered as forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Annual Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified and discussed in Item 1A-Risk Factors in this Annual Report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise. The discussion and analysis of our financial condition and results of operations included in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report.
Other Pertinent Information

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
Our management team is complemented by an experienced Board of Directors, all of whom have senior executive leadership experience and bring with them extensive consumer products knowledge. Our board members and managementinclude:

Board of Directors:	Management:
Jerry D. Kaminski, Chairman	Andy P. Callahan, President and Chief Executive Officer
Andy P. Callahan, Director	Brian T. Purcell, Executive Vice President, Chief Financial Officer and Treasurer
Olu Beck, Director	Michael J. Cramer, Executive Vice President, Chief Administrative Officer
Laurence E. Bodner, Director	Andrew W. Jacobs, Executive Vice President, Chief Customer and Experience Officer
Gretchen R. Crist, Director	John L. Kalal, Senior Vice President, Chief Supply Chain Officer
Rachel P. Cullen, Director	Dan O'Leary, Executive Vice President, Chief Growth Officer
Hugh G. Dineen, Director	Darryl P. Riley, Senior Vice President of Quality, Food Safety and R&D
Ioannis Skoufalos, Director	Jolyn J. Sebree, Senior Vice President, General Counsel and Secretary
Craig D. Steeneck, Director	Robert C. Weber, Senior Vice President, Chief People Officer

A detailed biography of each of our board members and key management team members can be found at www.hostessbrands.com. Unless expressly stated otherwise, the information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K/A.
Available Information
This discussion of the business should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, the information set forth under the headings “Forward Looking Statements,” and “Introduction” in the MD&A and the segment and geographic information included in Item 8, Financial Statements and Supplementary Data - Note 7. Segment Reporting are incorporated herein by reference in partial response to this Item 1.
The Company’s Internet website address is www.hostessbrands.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website its Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, on the same day they are electronically filed with, or furnished to, the Securities and Exchange Commission. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company is not including the information contained on or available through its website or the SEC's website as part of, or incorporating such information by reference into, this Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A.

Item 1A. Risk Factors
You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A. The risks described below are those which we believe are the material risks that we face. Additional risks not presently known to us or which we currently consider immaterial may also have an adverse effect on us. Any risk described below may have a material adverse impact on our business or financial condition. Under these circumstances, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
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
We have no direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our common stock, and to satisfy our obligations under the Tax Receivable Agreement. See Note 9. Tax receivable agreement to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, as amended by Amendment No 1 on Form 10-K/A for information on the Tax Receivable Agreement. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.
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
RISKS RELATED TO THE AMENDMENT OF PREVIOUSLY ISSUED REPORTS
The restatement of certain of our financial statements has subjected us to increased costs and may subject us to additional risks and uncertainties, including the increased possibility of legal proceedings.
On April 30, 2021, management and the audit committee of our board of directors determined that our previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020 and our audited consolidated financial statements for the years ending December 31, 2020, 2019 and 2018 should no longer be relied upon. In addition, we determined that related press releases, earnings releases, and investor communications describing our financial statements for these periods should no longer be relied upon. The errors identified are non-cash and related to our classification of certain outstanding warrants. Accordingly, we are restating the annual, quarterly and year-to-date audited and unaudited consolidated financial statements for the foregoing periods.
As a result of our restatement, we incurred increased accounting and legal costs and may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings or a review by the SEC and other regulatory bodies. The costs of defending against such legal proceedings or administrative actions could be significant. In addition, we could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition results of operations and could negatively impact our stock price.
Our failure to maintain an effective system of internal control over financial reporting has resulted in the need for us to restate previously issued financial statements. As a result, current and potential stockholders may lose confidence in our financial reporting, which could harm our business and value of our stock.
Our management has determined that, as of December 31, 2020, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of an identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As of the date of this filing, management has determined that we have yet to fully remediate the previously identified material weakness.
We believe our failure to maintain effective systems of internal controls over financial reporting has resulted in our need to restate the following previously issued quarterly and year-to-date unaudited consolidated financial statements for March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020 and our audited consolidated financial statements for the years ending December 31, 2020, 2019 and 2018.
We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.
Our management has concluded that certain internal controls around the accounting for warrants were not effective. We are in the process of implementing remediation actions. To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

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

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 16. Commitments and Contingencies to the consolidated financial statements included in Part II, Item 8 on this Annual Report on Form 10-K/A.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock and warrants are currently quoted on Nasdaq under the symbols “TWNK” and “TWNKW,” respectively.
As of May 10, 2021, there were approximately 5 stockholders of record of our Class A common stock and no stockholders of record of our Class B common stock. Our Board of Directors periodically reviews our capital return policy to determine whether the payment of cash dividends or repurchases of securities are in the best interests of the Company and our stockholders.
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
For additional information, refer to Item 11 of Part III of this Annual Report on Form 10-K/A.
Unregistered Sales of Equity Securities and Use of Proceeds
During the year ended December 31, 2020, the Metropoulos Entities exchanged their remaining Class B units in Hostess Holdings, together with shares of Class B common stock for shares of our Class A common stock on a one-for-one basis. At December 31, 2020, there were no remaining Class B units or shares of Class B common stock outstanding. Other than any shares of Class A common stock issued in such exchanges, we did not issue any equity securities without registration during the period covered by this Annual Report on Form 10-K/A.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K/A. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Item 1A “Risk Factors” of this Annual Report on Form 10-K/A.

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
Other Expenses
Other expenses primarily include interest paid on our Term loan as well as the change in fair value of our liability-classified public and private placement warrants.
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
Change in Fair Value of Warrant Liabilities
During the years ended December 31, 2020, 2019 and 2018, there were fluctuations in the market price of our publicly traded warrants. These fluctuations created significant gains and losses on the remeasurement of certain warrants which are recognized as liabilities measured at fair value on our consolidated balance sheet. These remeasurements are recognized as “change in fair value of warrant liabilities” within other expenses on our consolidated statement of operations.

Results of Operations

	(As Restated)
(In thousands, except per share data)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net revenue	$1,016,609	$907,675	$850,389
Gross profit	355,639	299,834	267,277
As a % of net revenue	35.0%	33.0%	31.4%
Operating costs and expenses	$220,329	$163,738	$145,719
Operating income	135,310	136,096	121,558
Other (income) expense	6,608	100,455	(51,978)
Income tax expense	20,405	16,892	12,954
Net income	108,297	18,749	160,582
Net income attributable to Class A shareholders	104,676	4,299	142,051

Earnings per Class A share:
Basic	0.84	0.04	1.42
Diluted	0.51	0.04	0.61

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

Other Expense
For the years ended December 31, 2020 and 2019, interest expense related to our term loan was $41.8 million and $43.3 million, respectively. Also during the years ended December 31, 2020 and 2019 we recognized a $39.9 million gain and a $58.8 million loss, respectively, on the fair value remeasurement of our liability-classified public and private placement warrants. During the year ended December 31, 2020 we also recognized unrealized losses related to the remeasurement of certain CAD denominated liabilities.
Income Taxes
Our effective tax rate was 15.9% for the year ended December 31, 2020 compared to 47.4% for the year ended December 31, 2019. The decrease in the effective tax rate was due to the remeasurement of fair value of warrants, which significantly impacts our pre-tax net income, but is not taxed as the warrants are considered equity for tax purposes. Excluding the impact of the warrant remeasurement for both the years ended December 31, 2020 and 2019, our effective tax rates were 23.0% and 17.9%, respectively. The increase in the effective tax rate (excluding the warrant remeasurements) was primarily due to the Class B for Class A share exchanges during 2019 and 2020. Subsequent to these exchanges, more income from Hostess Holdings, L.P was allocated to Hostess Brands, Inc. This increase was partially offset by state tax credits generated in 2020.
Net Income
For the year ended December 31, 2020, net income was $108.3 million compared to $18.7 million for the year ended December 31, 2019. Excluding the $39.9 million gain and $58.8 million loss on remeasurement of warrant liabilities for the years ended December 31, 2020 and 2019, respectively, net income increased as a result of higher gross margin due to the accretion of Voortman and the benefit of higher Hostess® branded sales volume partially offset by costs incurred to transition Voortman DSD to warehouse distribution. In 2020, we also lapped the $7.1 million foreign currency contract remeasurement gain in 2019.
Earnings Per Share
Our earnings per Class A share was $0.84 (basic) and $0.51 (dilutive) for the year ended December 31, 2020, compared to $0.04 (basic) and $0.04 (dilutive) for the year ended December 31, 2019. The increase in basic and diluted earnings per share was due to the net income impacts noted above.

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
Other Expense
For the years ended December 31, 2019 and 2018, interest expense related to our term loan was $43.3 million and $41.3 million, respectively. During the year ended December 31, 2019, we recognized a loss of $0.5 million related to the refinancing of our term loan. Also during the year ended December 31, 2018, we recognized a $12.4 million gain related to the buyout of the Tax Receivable Agreement. Additionally, during the years ended December 31, 2019 and 2018 we recognized a $58.8 million loss and a $79.2 million gain, respectively, on the remeasurement of our liability-classified public and private placement warrants.
Income Taxes
Our effective tax rate was 47.4% for the year ended December 31, 2019 compared to 7.5% for the year ended December 31, 2018. The increase in the effective tax rate was primarily due to the change in fair value of warrants, which significantly impacts our pre-tax net income, but is not taxed. Excluding the impact of the warrant remeasurement for both the years ended December 31, 2019 and 2018, our effective tax rates were 17.9% and 13.7%, respectively. The increase in the effective tax rate (excluding the warrant remeasurement) was primarily due to the Class B for Class A share exchanges during 2019. Subsequent to these exchanges, more income from Hostess Holdings, L.P. was allocated to Hostess Brands, Inc. The effective tax rate for the year ended December 31, 2018 reflects the tax impact of the gain on the buyout of the Tax Receivable Agreement and the tax benefit related to revaluing our deferred tax liabilities due to a change in our estimated state tax rate.
Net Income
For the year ended December 31, 2019, net income was $18.7 million compared to $160.6 million for the year ended December 31, 2018. Excluding the $58.8 million loss and $79.2 million gain on remeasurement of warrant liabilities for the years ended December 31, 2019 and 2018, respectively, the decrease in net income was primarily attributed to the buyout of the tax receivable agreement in 2018, partially offset by higher operating income in 2019.
Earnings Per Share
Our earnings per class A share was $0.04 (basic) and $0.04 (dilutive) for the year ended December 31, 2019, compared to $1.42 (basic) and $0.61 (dilutive) for the year ended December 31, 2018. The decrease in basic and diluted earnings per share was due to the net income impacts noted above.
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

Capital expenditures (1):
Snacking	$58,953	$35,354	$53,394
In-Store Bakery	—	182	354
Capital expenditures	$58,953	$35,536	$53,748
(1)For all periods presented, capital expenditures consists of purchases of property and equipment and acquisition and development of software assets paid in cash or acquired through accounts payable.

Snacking net revenue for the year ended December 31, 2019 increased $70.6 million, or 8.7%, from the year ended December 31, 2018. The increase in net revenue was attributed to sales growth in our core products across multiple customer channels, the introduction of our breakfast innovation products, including Danishes and Cinnamon Rolls, and the impact of pricing actions implemented in the fourth quarter of 2018.
Snacking gross profit for the year ended December 31, 2019 was 33.4% of net revenue, compared to 32.0% of net revenue, for the year ended December 31, 2018. Gross profit in 2019 benefited from pricing actions, higher sales volume and bakery savings initiatives executed across all bakeries, particularly in our Chicago bakery. These benefits were partially offset by a shift in product mix.
In-Store Bakery net revenue for the year ended December 31, 2019 decreased 31.7% from the year ended ended December 31, 2018 as a result of the sale of the In-Store Bakery operations in August of 2019. In-Store Bakery gross profit for the year ended December 31, 2019 was 21.6% of net revenue compared to 19.7% for the year ended December 31, 2018.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Adjusted net revenue, adjusted gross profit, adjusted operating income, adjusted net income, adjusted Class A net income, adjusted EBITDA, adjusted diluted shares outstanding and adjusted EPS collectively referred to as “Non-GAAP Financial Measures,” are commonly used in our industry and should not be construed as an alternative to net revenue, gross profit, operating income, net income, net income attributed to Class A stockholders, diluted shares outstanding or earnings per share as indicators of operating performance (as determined in accordance with GAAP). These Non-GAAP Financial Measures may not be comparable to similarly titled measures reported by other companies. We included these Non-GAAP Financial Measures because we believe the measures provide management and investors with additional information to measure the Company's performance, estimate the Company's value and evaluate the Company's ability to service debt.

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

	Year Ended December 31, 2020
($ and shares in thousands)	Net Revenue	Gross Profit	Operating Income	Net Income	Class A Net Income	Diluted Shares	Diluted EPS
GAAP Results	$1,016,609	$355,639	$135,310	$108,297	$104,676	127,723	$0.51
Non-GAAP adjustments:
Foreign currency impacts	—	—	—	2,065	1,966	—	0.02
Acquisition, disposal and integration related costs (1)	6,821	7,963	29,166	29,166	27,569	—	0.22
Facility transition costs (2)	—	3,681	5,710	5,710	5,396	—	0.04
Impairment of property and equipment	—	—	3,009	3,009	2,909	—	0.02
Tax Receivable Agreement remeasurement	—	—	760	760	760	—	—
COVID-19 costs (3)	—	2,082	2,388	2,388	2,257	—	0.02
Change in fair value of warrant liabilities	—	—	—	(39,941)	(39,941)	—	—
Other	—	—	100	1,766	1,681	—	0.01
Remeasurement of tax liabilities	—	—	—	(455)	(455)	—	—
Tax impact of adjustments	—	—	—	(10,961)	(10,961)	—	(0.09)
Adjusted Non-GAAP results	$1,023,430	$369,365	$176,443	$101,804	$95,857	127,723	$0.75

Income tax				31,821
Interest expense				42,826
Depreciation and amortization				54,940
Share-based compensation				8,671
Adjusted EBITDA				$240,062

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

	Year Ended December 31, 2019
($ and shares in thousands)	Net Revenue	Gross Profit	Operating Income	Net Income	Class A Net Income	Diluted Shares	Diluted EPS
GAAP Results	$907,675	$299,834	$136,096	$18,749	$4,299	111,006	$0.04
Non-GAAP adjustments:
Foreign currency impacts	—	—	(7,127)	(7,127)	(6,721)	—	(0.07)
Acquisition, disposal and integration related costs	—	1,563	5,484	5,484	5,172	—	0.05
Special employee incentive compensation (1)	—	33	1,910	1,910	1,801	—	0.02
Facility transition costs (2)	—	9,381	12,080	12,080	11,392	—	0.10
Tax Receivable Agreement remeasurement	—	—	186	186	186	—	—
Impairment of property and equipment, intangible assets and goodwill	—	—	1,976	1,976	1,863	—	0.02
Loss on debt refinancing	—	—	1,487	2,023	1,908	—	0.02
Remeasurement of tax liabilities	—	—	—	(4,564)	(4,564)	—	(0.05)
Change in fair value of warrant liabilities	—	—	—	58,816	58,816	3,694	0.51
Other	—	—	—	1,233	1,163	—	0.01
Tax impact of adjustments	—	—	—	(3,918)	(3,918)	—	(0.04)
Adjusted Non-GAAP results	$907,675	$310,811	$152,092	$86,848	$71,397	114,700	$0.61

Income tax				25,374
Interest expense				39,870
Depreciation and amortization				43,334
Share-based compensation				9,231
Adjusted EBITDA				$204,657
(1) Special employee incentive compensation is included in general and administrative expenses on the consolidated statement of operations.
(2) Facility transition costs are included in general and administrative expenses on the consolidated statement of operations.

	Year Ended December 31, 2018
($ and shares in thousands)	Net Revenue	Gross Profit	Operating Income	Net Income	Class A Net Income	Diluted Shares	Diluted EPS
GAAP Results	$850,389	$267,277	$121,558	160,582	$142,051	103,098	$0.61
Non-GAAP adjustments:
Acquisition, disposal and integration related costs	—	10,137	10,434	10,434	8,869	—	0.08
Special employee incentive compensation	—	1,965	3,444	3,444	2,927	—	0.02
Tax Receivable Agreement remeasurement	—	—	(1,865)	(14,237)	(14,237)	—	(0.14)
Impairment of property and equipment, intangible assets and goodwill	—	—	4,970	4,970	4,225	—	0.04
Remeasurement of tax liabilities	—	—	—	(5,375)	(5,375)	—	(0.05)
Change in fair value of warrant liabilities	—	—	—	(79,156)	(79,156)	—	—
Other	—	—	624	770	655	—	—
Tax impact of adjustments	—	—	—	(2,027)	(2,027)	—	(0.02)
Adjusted Non-GAAP results	850,389	279,379	139,165	79,405	57,932	103,098	0.54

Income tax				20,356
Interest expense				39,404
Depreciation and amortization				41,411
Share-based compensation				5,600
Adjusted EBITDA				186,176
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
We had working capital, excluding cash and warrant liabilities, as of December 31, 2020 and 2019 of $7.0 million and $8.1 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2020, we had approximately $94.5 million available for borrowing, net of letters of credit, under our Revolver.

Cash Flows from Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2020 and 2019 were $159.2 million and $144.0 million, respectively. The increase in operating cash flows was driven by an increase in net income after adjusting for non-cash items such as the current year increase in depreciation and amortization, prior year gain on the remeasurement of foreign currency contracts and change in fair value of warrant liabilities in both periods. Our operating cash flow also benefited from the deferral of certain employer payroll taxes allowed under the CARES Act.
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
For a discussion of our cash flows for the year ended December 31, 2019 compared to our results for the year ended December 31, 2018, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.
Long-Term Debt
As of December 31, 2020, $1,102.8 million aggregate principal amount of our term loan and $5.5 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. See Note 16. Commitments and Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K/A for information regarding the letters of credit. We had no outstanding borrowings under our Revolver as of December 31, 2020. As of December 31, 2020, we were in compliance with all covenants under our term loan and the Revolver. The Revolver contains certain restrictive financial covenants. Based on our current and projected financial performance, we believe that we will comply with these covenants for the foreseeable future.
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

Tax Receivable Agreement
We recognize a liability on the consolidated balance sheet based on the undiscounted estimated future payments under the Tax Receivable Agreement. See Note 10. Tax Receivable Agreement to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K/A for information on the Tax Receivable Agreement. The most significant estimates utilized by management to calculate the corresponding liability is the Company’s increase in tax basis related to exchanges, future cash tax savings rates, which are projected based on current tax laws and the Company’s historical and future tax profile, and the allocation of the liability between short-term and long-term based on when the Company realizes certain tax attributes.

New Accounting Pronouncements
Refer to Note 1. Summary of Significant Accounting Policies of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A for further information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rates and foreign currency exchange rates.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hostess Brands, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the classification and measurement of warrant liabilities, as to which the date is May 17, 2021, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Correction of a Misstatement

As discussed in Note 2 to the consolidated financial statements, the 2020, 2019, and 2018 financial statements have been restated to correct a misstatement.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Acquisition-date fair value of acquired trade name

As discussed in Note 3 to the consolidated financial statements, on January 3, 2020, the Company acquired Voortman Cookies, Limited (Voortman), including the associated trade name. The acquisition-date fair value of the Voortman trade name was $130.0 million.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process. This included controls over the assumptions listed above used to estimate the acquisition-date fair value of the trade name. We evaluated the reasonableness of the discrete period revenue growth rates by comparing the Company’s estimates of forecasted revenue growth to historical actual results and current period performance. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of:

•    the discrete period revenue growth rates by comparing the forecasted amounts to publicly available market data for comparable companies
•    the royalty rate by comparing the rate determined by management against publicly available market data for comparable transactions.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.

Kansas City, Missouri
February 24, 2021, except for Notes 1, 2, 12, 13, 14, and 15, and for the restatement as to the effectiveness of internal control over financial reporting for a material weakness related to the classification and measurement of warrant liabilities, as to which the date is May 17, 2021

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	(As Restated)
	December 31,	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$173,034	$285,087
Accounts receivable, net	125,550	104,892
Inventories	49,348	47,608
Prepaids and other current assets	21,614	15,569
Total current assets	369,546	453,156
Property and equipment, net	303,959	242,384
Intangible assets, net	1,967,903	1,853,315
Goodwill	706,615	535,853
Other assets, net	17,446	12,993
Total assets	$3,365,469	$3,097,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Long-term debt and lease obligations payable within one year	$13,811	$11,883
Tax receivable agreement obligations payable within one year	11,800	12,100
Accounts payable	61,428	68,566
Customer trade allowances	46,779	45,715
Warrant liabilities	861	111,305
Accrued expenses and other current liabilities	55,715	21,661
Total current liabilities	190,394	271,230
Long-term debt and lease obligations	1,113,037	975,405
Tax receivable agreement obligations	144,744	126,096
Deferred tax liability	295,009	256,051
Other long-term liabilities	1,560	—
Total liabilities	1,744,744	1,628,782
Commitments and Contingencies (Note 15)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 130,347,464 and 122,108,086 issued and outstanding at December 31, 2020 and 2019, respectively	13	12
Class B common stock, $0.0001 par value, 50,000,000 shares authorized, none issued or outstanding at December 31, 2020, 8,409,834 issued and outstanding at December 31, 2019	—	1
Additional paid in capital	1,281,018	1,123,805
Accumulated other comprehensive loss	(10,407)	(756)
Retained earnings	356,101	251,425
Treasury stock	(6,000)	—
Stockholders’ equity	1,620,725	1,374,487
Non-controlling interest	—	94,432
Total liabilities, stockholders’ equity and non-controlling interest	$3,365,469	$3,097,701
See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except shares and per share data)

	(As Restated)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net revenue	$1,016,609	$907,675	$850,389
Cost of goods sold	660,970	607,841	583,112
Gross profit	355,639	299,834	267,277

Operating costs and expenses:
Advertising and marketing	45,724	39,775	35,069
Selling expense	46,729	30,719	30,071
General and administrative	92,860	69,423	52,760
Amortization of customer relationships	26,510	23,377	24,057
Business combination transaction costs	4,282	1,914	297
Tax receivable agreement liability remeasurement	760	186	(1,866)
Gain on foreign currency contract	—	(7,128)	—
Other operating expense	3,464	5,472	5,331
Total operating costs and expenses	220,329	163,738	145,719
Operating income	135,310	136,096	121,558
Other (income) expense:
Interest expense, net	42,826	39,870	39,404
Gain on buyout of tax receivable agreement	—	—	(12,372)
Change in fair value of warrant liabilities	(39,941)	58,816	(79,156)
Other expense	3,723	1,769	146
Total other (income) expense	6,608	100,455	(51,978)
Income before income taxes	128,702	35,641	173,536
Income tax expense	20,405	16,892	12,954
Net income	108,297	18,749	160,582
Less: Net income attributable to the non-controlling interest	3,621	14,450	18,531
Net income attributable to Class A stockholders	$104,676	$4,299	$142,051

Earnings per Class A share:
Basic	0.84	0.04	1.42
Diluted	0.51	0.04	0.61
Weighted-average shares outstanding:
Basic	124,927,535	110,540,264	99,957,049
Diluted	127,723,488	111,005,689	103,098,394

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	(As Restated)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Net income	$108,297	$18,749	$160,582
Other comprehensive income:
Unrealized gain (loss) on interest rate swap designated as a cash flow hedge	(16,870)	(4,063)	2,962
Reclassification into net income	3,886	(1,705)	(775)
Income tax benefit (expense)	3,421	1,222	(470)
Comprehensive income	98,734	14,203	162,299
Less: Comprehensive income attributed to non-controlling interest	2,749	13,292	19,050
Comprehensive income attributed to Class A stockholders	$95,985	$911	$143,249

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Losses)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount				Shares	Amount
Balance - December 31, 2017 (as previously reported)	99,791	$10	30,320	$3	$920,723	$1,318	$208,279	—	$—	$1,130,333	$342,240
Restatement adjustment (Note 2)	—	—	—	—	(28,250)	—	(103,395)	—	—	(131,645)	—
Balance–December 31, 2017 (as restated)	99,791	10	30,320	3	892,473	1,318	104,884	—	—	998,688	342,240
Adoption of new accounting standards net of income taxes of $83	—	—	—	—	—	7	191	—	—	198	85
Comprehensive income	—	—	—	—	—	1,198	142,051	—	—	143,249	19,050
Share-based compensation, net of income taxes of $505	191	—	—	—	5,095	—	—	—	—	5,095	—
Exchanges	64	—	(64)	—	1,370	—	—	—	—	1,370	(1,370)
Distributions	—	—	—	—	—	—	—	—	—	—	(9,551)
Payment of taxes for employee stock awards	—	—	—	—	(1,025)	—	—	—	—	(1,025)	—
Tax receivable agreement arising from exchanges, net of income taxes of $33	—	—	—	—	(261)	—	—	—	—	(261)	—
Balance–December 31, 2018 (as restated)	100,046	10	30,256	3	897,652	2,523	247,126	—	—	1,147,314	350,454
Comprehensive income	—	—	—	—	—	(3,388)	4,299	—	—	911	13,292
Share-based compensation, net of income taxes of $1,354	209	—	—	—	7,877	—	—	—	—	7,877	—
Exchanges	21,845	2	(21,845)	(2)	262,547	109	—	—	—	262,656	(262,656)
Distributions	—	—	—	—	—	—	—	—	—	—	(6,658)
Exercise of employee stock options	7	—	—	—	23	—	—	—	—	23	—
Payment of taxes for employee stock awards	—	—	—	—	(1,431)	—	—	—	—	(1,431)	—
Tax receivable agreement arising from exchanges, net of income taxes of $28,817	—	—	—	—	(42,863)	—	—	—	—	(42,863)	—
Balance–December 31, 2019 (as restated)	122,107	12	8,411	1	1,123,805	(756)	251,425	—	—	1,374,487	94,432
Comprehensive income	—	—	—	—	—	(8,691)	104,676	—	—	95,985	2,749
Share-based compensation, including income taxes of $2,167	223	—	—	—	10,838	—	—	—	—	10,838	—
Exchanges	8,411	1	(8,411)	(1)	94,719	(960)	—	—	—	93,759	(93,759)
Distributions	—	—	—	—	—	—	—	—	—	—	(3,422)
Exercise of employee stock options and warrants	50	—	—	—	690	—	—	—	—	690	—
Payment of taxes for employee stock awards	—	—	—	—	(1,440)	—	—	—	—	(1,440)	—
Reclassification of public warrants	—	—	—	—	68,503	—	—	—	—	68,503	—
Repurchase of common stock	(444)	—	—	—	—	—	—	444	(6,000)	(6,000)	—
Tax receivable agreement arising from exchanges, net of income taxes of $11,818	—	—	—	—	(16,097)	—	—	—	—	(16,097)	—
Balance-December 31, 2020 (as restated)	130,347	$13	—	$—	$1,281,018	$(10,407)	$356,101	444	$(6,000)	$1,620,725	$—

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(As Restated)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Operating activities
Net income	$108,297	$18,749	$160,582
Depreciation and amortization	54,940	43,334	41,411
Impairment and loss on sale of assets	3,329	1,976	4,970
Non-cash loss on debt modification	—	531	—
Debt discount (premium) amortization	1,289	(747)	(1,079)
Tax receivable agreement remeasurement and gain on buyout	760	185	(14,237)
Change in fair value of warrant liabilities	(39,941)	58,816	(79,156)
Non-cash fees on sale of business	—	1,414	—
Unrealized loss (gain) on foreign currency	2,061	(7,128)	—
Non-cash lease expense	571	—	—
Share-based compensation	8,671	9,231	5,600
Deferred taxes	16,806	14,121	10,255
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	4,434	(2,570)	(3,667)
Inventories	5,824	(12,477)	3,569
Prepaids and other current assets	(5,301)	265	(510)
Accounts payable and accrued expenses	1,900	14,072	14,418
Customer trade allowances	(4,397)	4,202	1,499
Net cash provided by operating activities	159,243	143,974	143,655
Investing activities
Purchases of property and equipment	(51,983)	(34,875)	(44,585)
Acquisition of business, net of cash	(316,013)	—	(23,160)
Proceeds from sale of business, net of cash	—	63,345	—
Proceeds from sale of assets	—	—	639
Acquisition and development of software assets	(6,269)	(5,609)	(3,839)
Net cash provided by (used in) investing activities	(374,265)	22,861	(70,945)
Financing activities
Repayments of long-term debt and financing lease obligations	(11,168)	(9,894)	(10,105)
Proceeds from long-term debt origination, net of fees paid	136,888	—	—
Debt refinancing costs	—	(7,433)	—
Distributions to non-controlling interest	(3,422)	(6,658)	(9,551)
Repurchase of warrants	(2,000)	—	—
Repurchase of common stock	(6,000)	—	—
Payment of taxes related to the net issuance of employee stock awards	(1,440)	(1,431)	(1,025)
Payments on tax receivable agreement	(10,327)	(2,732)	(41,353)
Proceeds from the exercise of warrants	690	23	—
Net cash provided by (used in) financing activities	103,221	(28,125)	(62,034)
Effect of exchange rate changes on cash and cash equivalents	(252)	—	—
Net increase (decrease) in cash and cash equivalents	(112,053)	138,710	10,676
Cash and cash equivalents at beginning of period	285,087	146,377	135,701
Cash and cash equivalents at end of period	$173,034	$285,087	$146,377
Supplemental Disclosures of Cash Flow Information
Interest paid	$41,776	$43,986	$37,617
Taxes paid	$5,825	$1,840	$3,422
Supplemental disclosure of non-cash investing
Accrued capital expenditures	$4,718	$2,910	$7,858
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
Basis of Presentation
The Company’s operations are conducted through operating subsidiaries that are wholly-owned by the Company. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned or controlled subsidiaries, collectively referred to as the Company. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform with current period presentation. As discussed in Note 2. Restatement of Previously Issued Financial Statements, the consolidated financial statements have been restated to reflect certain warrants as liabilities rather than equity.
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
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases, along with the related ASUs 2018-01, 2018-10 and 2018-11 (collectively, “Topic 842”). Topic 842 requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. To adopt this standard, the Company utilized a modified retrospective transition method. Under this approach, the results for reporting periods beginning January 1, 2019 are presented under Topic 842. Prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting standards. There was no cumulative effect of applying Topic 842 to the opening balance of retained earnings. The Company has elected to apply the practical expedients under Topic 842 which allow entities to not reassess the lease classification for expired or existing leases and to not reassess if expired or existing contracts contain leases under the Topic 842 definition. The Company has also elected to use hindsight when determining the lease term of existing leases. As a result of the adoption, on January 1, 2019, the Company recognized right of use assets of $8.2 million, offset by associated accumulated amortization of $5.2 million and corresponding lease liabilities of $3.0 million. The recognition of leases subsequent to the adoption of Topic 842 is further described in Note 16. Commitments and Contingencies.
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
During the year ended December 31, 2019, the Company recognized an impairment charge of $1.0 million to the In-Store Bakery goodwill and intangibles. See Note 8. Goodwill and Intangible Assets for more information on impairment charges.
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
At December 31, 2020, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 6. Property and Equipment). Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet (see Note 11. Debt).

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (see Note 15. Income Taxes).

Derivatives
The Company has outstanding public and private placement warrants which were originated in the 2015 initial public offering of a special purpose acquisition company (“SPAC”), which subsequently acquired Hostess Holdings in 2016 in a transaction that resulted in the Company becoming the parent company of Hostess Holdings. Due to certain provisions in the warrant agreement, the Company concluded that certain warrants do not meet the criteria to be classified in stockholders’ equity. In periods in which the public and private warrants meet the definition of a liability-classified derivative under Accounting Standards Codification (“ASC”) 815, the Company recognized these warrants within current liabilities on the consolidated balance sheet at fair value, with subsequent changes in fair value recognized in the consolidated statement of operations at each reporting date.
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the SEC issued a statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by SPACs. The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant should be classified as a liability at fair value, with changes in fair value each period reported in earnings.

Following consideration of the guidance in the SEC Statement, the Company concluded that certain of its warrants should have been classified as liabilities, rather than equity, and should be measured at fair value in the affected financial statements, with changes in fair value each period reported in earnings. As such, the Company is restating its financial statements for the affected periods included in this Annual Report.
The impact of the restatement on the balance sheets as of December 31, 2020 and 2019 and statements of operations for the years ended December 31, 2020, 2019 and 2018 are presented below. The impact of the restatement on the December 31, 2017 stockholders' equity balances is presented on the consolidated statement of stockholders' equity.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Additionally, see Note 17. Unaudited Quarterly Financial Data (As Restated) for the restatement impacts to the quarterly periods during the year ended December 31, 2020. Regarding the statement of cash flows, the adjustments below to net income were offset by adjustments to non-cash operating activities within cash flow provided by operations. The restatement had no impact on total net cash flows from operating, investing or financing activities.

(In thousands)	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$3,365,469	$—	$3,365,469
Warrant liabilities	—	861	861
Total current liabilities	189,533	861	190,394
Total liabilities	1,743,883	861	1,744,744
Additional paid in capital	1,238,765	42,253	1,281,018
Retained earnings	399,215	(43,114)	356,101
Stockholder's equity	1,621,586	(861)	1,620,725
Total liabilities, stockholder's equity and non-controlling interest	$3,365,469	$—	$3,365,469

(In thousands, except shares and per share data)	For the Year Ended December 31, 2020
Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Operating income	$135,310	$—	$135,310
Change in fair value of warrant liabilities	—	(39,941)	(39,941)
Total other (income) expense	46,549	(39,941)	6,608
Income before income taxes	88,761	39,941	128,702
Net income	68,356	39,941	108,297
Net income attributable to Class A stockholders	$64,735	$39,941	$104,676
Earnings per Class A share:
Basic	$0.52	0.32	$0.84
Diluted	$0.51	—	$0.51
Weighted-average shares outstanding:
Basic	124,927,535	—	124,927,535
Diluted	127,723,488	—	127,723,488

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2019
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$3,097,701	$—	$3,097,701
Liabilities and stockholder's equity
Warrant liabilities	—	111,305	111,305
Total current liabilities	159,925	111,305	271,230
Total liabilities	1,517,477	111,305	1,628,782
Additional paid in capital	1,152,055	(28,250)	1,123,805
Retained earnings	334,480	(83,055)	251,425
Stockholder's equity	1,485,792	(111,305)	1,374,487
Total liabilities, stockholder's equity and non-controlling interest	$3,097,701	$—	$3,097,701

(In thousands, except shares and per share data)	For the Year Ended December 31, 2019
Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Operating income	$136,096	$—	$136,096
Change in fair value of warrant liabilities	—	58,816	58,816
Total other expense	41,639	58,816	100,455
Income before income taxes	94,457	(58,816)	35,641
Net income	77,565	(58,816)	18,749
Net income attributable to Class A stockholders	$63,115	$(58,816)	$4,299
Earnings per Class A share:
Basic	$0.57	$(0.53)	$0.04
Diluted	$0.55	$(0.51)	$0.04
Weighted-average shares outstanding:
Basic	110,540,264	—	110,540,264
Diluted	114,699,447	(3,693,758)	111,005,689

(In thousands, except shares and per share data)	For the Year Ended December 31, 2018
Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Operating income	$121,558	$—	$121,558
Change in fair value of warrant liabilities	—	(79,156)	(79,156)
Total other (income) expense	27,178	(79,156)	(51,978)
Income before income taxes	94,380	79,156	173,536
Net income	81,426	79,156	160,582
Net income attributable to Class A stockholders	$62,895	$79,156	$142,051
Earnings per Class A share:
Basic	$0.63	$0.79	$1.42
Diluted	$0.61	$—	$0.61
Weighted-average shares outstanding:
Basic	99,957,049	—	99,957,049
Diluted	103,098,394	—	103,098,394

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Business Combinations and Divestitures
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following unaudited pro forma combined financial information presents the Company’s results as though the acquisition of Voortman had occurred at January 1, 2019. The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP:

	Twelve Months Ended
(In thousands)	December 31, 2020	December 31, 2019
	(unaudited, pro forma)
Net revenue	$1,016,609	$1,007,140
Net income	108,297	11,612

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

4. Exit Costs

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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Stock-Based Compensation
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
6. Property and Equipment
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
7. Segment Reporting
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
8. Goodwill and Intangible Assets
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
During the year ended December 31, 2019, the Company recognized an impairment charge of $1.0 million related to its In-Store Bakery reporting unit, within other operating expense on the consolidated statements of operations. During the year ended December 31, 2019, the Company divested its In-Store Bakery segment (see Note 3. Business Combinations and Divestitures). Goodwill activity is presented below by reportable segment:

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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recognized additional trade names and customer relationships intangible assets during the year ended December 31, 2020 related to the acquisition of Voortman. See Note 3. Business Combinations and Divestitures for additional details.
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

9. Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	December 31, 2020	December 31, 2019

Incentive compensation	$16,199	$6,840
Interest rate and foreign currency contracts	13,694	704
Payroll, vacation and other compensation	9,886	3,389
Accrued interest	4,815	4,870
Other	11,121	5,858
	$55,715	$21,661

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Tax Receivable Agreement
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020 the future expected payments under the Tax Receivable Agreement are as follows:

(In thousands)
2021	$11,800
2022	9,000
2023	9,700
2024	9,900
2025	9,800
Thereafter	106,344

11. Debt
On January 3, 2020, the Company originated a $140.0 million incremental term loan through an amendment to its existing credit agreement. The Company received proceeds of $136.9 million, net of fees incurred of $3.1 million. The proceeds, together with cash on hand, financed the purchase of Voortman (see Note 3. Business Combinations and Divestitures). The terms, conditions and covenants applicable to the incremental term loan are the same as the terms, conditions and covenants applicable to the Fourth Term Loan. The term loan requires quarterly payments of interest at a rate of the greater of the applicable LIBOR or 0.75% per annum plus a margin of 2.25% per annum and principal payments at a rate of 0.25% of the aggregate principal balance per quarter with the remaining principal amount due upon maturity on August 3, 2025.
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company had no outstanding borrowings under the Revolver as of December 31, 2020 or 2019. See Note 16. Commitments and Contingencies for information regarding the letters of credit, which reduce the amount available for borrowing under the Revolver. The Revolver contains certain restrictive financial covenants. As of December 31, 2020, the Company was in compliance with these covenants.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Derivative Instruments

Warrants
As of December 31, 2020 and 2019, there were 53,936,776 and 48,453,154 public warrants, and 541,658 and 8,046,636 private placement warrants outstanding, respectively. Each warrant entitles its holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of Class A common stock. The warrants expire on November 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. The potential resale of the private placement warrants to the public has been registered with the SEC. When sold to the public, the private placement warrants will become public warrants.
The warrant agreement contains a tender offer provision that when paired with a two-class equity structure causes all warrants to be precluded from equity classification. Subsequent to the collapse of the two-class structure in November 2020 when all remaining Class B shares were exchanged for Class A shares, the tender offer provision no longer precludes the public warrants from being equity-classified. As a result, the $68.5 million liability related to the public warrants was reclassified to equity in November 2020. There are provisions specific to the private warrants which cause them to continue to be liability classified subsequent to the exchange. As of December 31, 2020, the outstanding private warrants remain liability classified and subject to fair value measurement. The fair value of the warrants is measured on a recurring basis by comparison to available market information. The value of the each public warrant up until they were no longer classified as liabilities was based on the public trading price of the warrant (Level 1 fair value measurement). The fair value of each private warrant was evaluated and determined to be substantially the same as that of a public warrant and therefore considered to be a Level 2 fair value measurement.Gains and losses related to the warrants are reflected in the change in fair value of warrant liabilities in the consolidated statement of operations.
Interest Rate Swaps
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Contracts
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
In connection with the agreement to purchase Voortman as described in Note 3. Business Combinations and Divestitures, the Company entered into a deal-contingent foreign currency contract to hedge the $440 million CAD forecasted purchase price and a portion of the subsequent expected conversion costs. The contract was settled in cash following the completion of the purchase on January 3, 2020.
A summary of the fair value of foreign currency and interest rate contracts is as follows:

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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the gains and losses related to foreign currency and interest rate contracts in the consolidated statement of operations is as follows:

(In thousands)		Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018

Gain (loss) on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$(3,886)	$1,705	$775

Gain (loss) on other derivative contracts	Location
Foreign currency contracts	Gain on foreign currency contract	—	7,128	—
Foreign currency contracts	Other expense	(274)	—	—
		$(274)	$7,128	$—
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

13. Equity
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Earnings Per Share

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
Below are basic and diluted earnings per share:

	(As Restated)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator: (in thousands)
Net income attributable to Class A stockholders - basic	$104,676	$4,299	$142,051
Impact of change in fair value of warrant liabilities	(39,941)	—	(79,156)
Numerator for diluted earnings per share	64,735	4,299	62,895
Denominator:
Weighted-average Class A shares outstanding - basic (excluding non-vested restricted stock awards)	124,927,535	110,540,264	99,957,049
Dilutive effect of warrants	2,525,863	—	3,021,239
Dilutive effect of RSUs	270,090	465,425	120,106
Weighted-average shares outstanding - diluted	127,723,488	111,005,689	103,098,394
Earnings per Class A share - basic	$0.84	$0.04	$1.42
Earnings per Class A share - dilutive	$0.51	$0.04	$0.61

For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

For all years presented, the dilutive effect of stock options were excluded from the computation of diluted earnings per share because the assumed proceeds from the awards’ exercise were greater than the average market price of the common shares.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Income Taxes
The income tax expense (benefit) consisted of the following:

(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Current tax expense
Federal	$2,120	$1,724	$622
State and local	1,479	1,047	2,077
Foreign	—	—	—
Total Current	3,599	2,771	2,699

Deferred tax expense (benefit)
Federal	17,204	14,859	14,476
State and local	3,750	(738)	(4,221)
Foreign	(4,148)	—	—
Total Deferred	16,806	14,121	10,255
Income tax expense, net	$20,405	$16,892	$12,954
Income (loss) before income taxes consists of the following:

	(As Restated)
(In thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Earnings before income taxes
United States	$144,075	$35,641	$173,536
Foreign	(15,373)	—	—
Income before income taxes	$128,702	$35,641	$173,536
For the years ended December 31, 2020, 2019, and 2018, the effective income tax rate differs from the federal statutory income tax rate as explained below:

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(As Restated)
	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Change in fair value of warrant liabilities	(6.5)	34.7	(9.6)
State and local income taxes, net of federal benefit	2.8	12.3	2.4
Income attributable to non-controlling interest	(0.6)	(8.5)	(2.2)
Foreign rate differential	(0.6)	—	—
Change in state tax rate	0.6	(12.8)	(3.3)
Tax law change	(0.8)	—	—
Gain on TRA buyout	—	—	(0.8)
Other	—	0.7	—
Effective income tax rate	15.9%	47.4%	7.5%
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Commitments and Contingencies
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Unaudited Quarterly Financial Data (As Restated)

Below is summarized quarterly financial data for 2020 reflecting adjustments made in connection with the restatement as described in Note 2. Restatement of Previously Issued Financial Statements:

(In thousands, except shares and per share data)	For the Three Months Ended December 31, 2020
Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Operating income	$44,232	$—	$44,232
Change in fair value of warrant liabilities	—	25,037	25,037
Net income (loss)	24,373	(25,037)	(664)
Net income (loss) attributable to Class A stockholders	23,612	(25,037)	(1,425)
Earnings (loss) per Class A share:
Basic	0.18	(0.19)	(0.01)
Diluted	0.18	(0.19)	(0.01)
Weighted-average shares outstanding:
Basic	127,959,039	—	127,959,039
Diluted	132,402,533	(4,049,574)	128,352,959

	As of September 30, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$3,339,843	$—	$3,339,843
Warrant liabilities	—	46,327	46,327
Total current liabilities	196,372	46,327	242,699
Total liabilities	1,730,828	46,327	1,777,155
Additional paid in capital	1,185,003	(28,250)	1,156,753
Retained earnings	375,603	(18,077)	357,526
Stockholder's equity	1,549,615	(46,327)	1,503,288
Total liabilities, stockholder's equity and non-controlling interest	3,339,843	—	3,339,843

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except shares and per share data)	For the Three Months Ended September 30, 2020
Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Operating income	$41,337	$—	$41,337
Change in fair value of warrant liabilities	—	(2,260)	(2,260)
Net income	23,973	2,260	26,233
Net income attributable to Class A stockholders	22,605	2,260	24,865
Earnings per Class A share:
Basic	0.18	0.02	0.20
Diluted	0.18	—	0.18
Weighted-average shares outstanding:
Basic	124,905,538	—	124,905,538
Diluted	127,586,881	—	127,586,881

	As of June 30, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$3,319,623	$—	$3,319,623
Warrant liabilities	—	48,587	48,587
Total current liabilities	203,033	48,587	251,620
Total liabilities	1,733,196	48,587	1,781,783
Additional paid in capital	1,176,815	(28,250)	1,148,565
Retained earnings	352,998	(20,337)	332,661
Stockholder's equity	1,518,792	(48,587)	1,470,205
Total liabilities, stockholder's equity and non-controlling interest	3,319,623	—	3,319,623

(In thousands, except shares and per share data)	For the Three Months Ended June 30, 2020
Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Operating income	$34,575	$—	$34,575
Change in fair value of warrant liabilities	—	16,382	16,382
Net income	17,370	(16,382)	988
Net income (loss) attributable to Class A stockholders	16,170	(16,382)	(212)
Earnings per Class A share:
Basic	0.13	(0.13)	—
Diluted	0.13	(0.13)	—
Weighted-average shares outstanding:
Basic	123,123,656	—	123,123,656
Diluted	124,576,409	(758,005)	123,818,404

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$3,289,577	$—	$3,289,577
Warrant liabilities	—	32,205	32,205
Total current liabilities	185,026	32,205	217,231
Total liabilities	1,718,476	32,205	1,750,681
Additional paid in capital	1,163,263	(28,250)	1,135,013
Retained earnings	336,828	(3,955)	332,873
Stockholder's equity	1,490,541	(32,205)	1,458,336
Total liabilities, stockholder's equity and non-controlling interest	3,289,577	—	3,289,577

(In thousands, except shares and per share data)	For the Three Months Ended March 31, 2020
Statement of Operations	As Previously Reported	Restatement Adjustment	As Restated
Operating income	$15,166	$—	$15,166
Change in fair value of warrant liabilities	—	(79,100)	(79,100)
Net income	2,640	79,100	81,740
Net income attributable to Class A stockholders	2,348	79,100	81,448
Earnings per Class A share:
Basic	0.02	0.64	0.66
Diluted	0.02	—	0.02
Weighted-average shares outstanding:
Basic	123,123,656	—	123,123,656
Diluted	126,075,126	—	126,075,126

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K/A). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in internal control over financial reporting described below.

Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this annual report on Form 10-K/A present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles (U.S. GAAP).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to the filing of our annual report filed on February 24, 2021, management identified a material weakness in our internal control over financial reporting related to the accounting for and classification of our warrant agreements, due to the lack of an effectively designed control over the evaluation of the underlying clauses of the warrant agreement, and an insufficient understanding of the warrant agreement and accounting literature to reach a correct conclusion. As a result, we have concluded that our internal control over financial reporting was not effective as of December 31, 2020.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and has issued an adverse report on the effectiveness of internal control over financial reporting, which is included herein, as a result of the material weakness identified.

(c)     Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent calendar quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d)    Remediation Plan

We are improving these processes to ensure that the nuances of such significant or unusual transactions are effectively evaluated in the context of the increasingly complex accounting standards. This material weakness resulted in adjustments to liability, equity and changes in fair value related to warrants.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hostess Brands, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Hostess Brands, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021, except for Notes 1, 2, 12, 13, 14, and 15, and for the restatement as to the effectiveness of internal control over financial reporting for a material weakness related to classification and measurement of warrant liabilities as to which the date is May 17, 2021, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the accounting for and classification of the Company’s warrant agreements due to the lack of an effectively designed control over the evaluation of the underlying clauses of the warrant agreement, and an insufficient understanding of the warrant agreement and accounting literature to reach a conclusion, has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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
/s/ KPMG LLP
Kansas City, Missouri
February 24, 2021, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to the classification and measurement of warrant liabilities, as to which the date is May 17, 2021.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in our definitive proxy statement, which was filed with the SEC on April 30, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in our definitive proxy statement, which was filed with the SEC on April 30, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in our definitive proxy statement, which was filed with the SEC on April 30, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in our definitive proxy statement, which was filed with the SEC on April 30, 2021, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in our definitive proxy statement, which was filed with the SEC on April 30, 2021, and is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

See “Index to consolidated financial statements” in Part II, Item 8 of this Annual Report on Form 10-K/A. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Item 6. Exhibits

Exhibit No.	Description
2.2*
Share Purchase Agreement, dated as of November 29, 2019, by and among Hostess Brands, LLC, SPE Partners V, LP, Pacific Street Fund III, LP, PPM American Private Equity Fund V, LP, the Manufacturers Life Insurance Company, Roynat Capital Inc., Voortman Enterprises Trust, 2727939 Ontario Inc. and the persons listed on Exhibit A thereto (1)

3.1	Third Amended and Restated Certificate of Incorporation of Hostess Brands, Inc. (2)
3.2	Amended and Restated Bylaws of Hostess Brands, Inc. (3)
4.1	Specimen Class A Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (4)
4.3	Warrant Agreement, dated August 13, 2015, between Gores Holdings, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (5)
4.4	Description of Capital Stock**
10.1	Tax Receivable Agreement, dated November 4, 2016, by and among Gores Holdings, Inc., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, AP Hostess Holdings, L.P., and C. Dean Metropoulos (4)
10.2	Form of Indemnification Agreement (4)
10.3	Hostess Brands, Inc. 2016 Equity Incentive Plan (4)
10.4	Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (6)
10.5	Amendment No. 1, dated August 1, 2018, to the Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (7)
10.6	Form of Restricted Stock Unit Agreement (8)
10.7	Form of Performance Share Unit Award Agreement (8)
10.8	Form of Stock Option Award Agreement (8)
10.9	Form of Chief Executive Officer Restricted Stock Unit Award Agreement (8)
10.10	Form of Chief Executive Officer Performance Unit Award Agreement (8)
10.11	Form of Chief Executive Officer Stock Option Award Agreement (8)
10.12	Form of 2021 Performance Share Unit Award Agreement**
10.13	Form of 2021 Chief Executive Officer Performance Unit Award Agreement**
10.14	Incremental Assumption and Amendment Agreement No. 5, dated as of January 3, 2020, by and among HB Holdings, LLC, Hostess Brands LLC. (9)
10.15	Fourth Amended and Restated First Lien Credit Agreement, Dated January 3, 2020 (9)
10.16	2020 Hostess Brands, Inc. Incentive Compensation Plan for Exempt Employees (10)
10.17	Securities Purchase Agreement, dated as of November 19, 2020, by and between Hostess Brands, Inc. and C. Dean Metropoulos**
21.1	Subsidiaries of the Company**
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	The cover page from this Current Report on Form 8-K, formatted in Inline XBRL
*Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request.
** Previously filed with the Original Filing

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lenexa, Kansas on May 17, 2021.

HOSTESS BRANDS, INC.

By	/s/ Brian T. Purcell
Brian T. Purcell Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Andrew P. Callahan	President, Chief Executive Officer (principal executive officer) and Director	May 17, 2021
Andrew P. Callahan
/s/ Brian T. Purcell	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	May 17, 2021
Brian T. Purcell
/s/ Jerry D. Kaminski	Chairman and Director	May 17, 2021
Jerry D. Kaminski
/s/ Olu Beck	Director	May 17, 2021
Olu Beck
/s/ Laurence Bodner	Director	May 17, 2021
Laurence Bodner
/s/ Gretchen R. Crist	Director	May 17, 2021
Gretchen R. Crist
/s/ Rachel P. Cullen	Director	May 17, 2021
Rachel P. Cullen
/s/ Hugh G. Dineen	Director	May 17, 2021
Hugh G. Dineen
/s/ Ioannis Skoufalos	Director	May 17, 2021
Ioannis Skoufalos
/s/ Craig D. Steeneck	Director	May 17, 2021
Craig D. Steeneck