Form 10-Q
period 2021-03-31
Hostess Brands, Inc.
filed 2021-05-17
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
March 31, 2021
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

HOSTESS BRANDS, INC.
FORM 10-Q
For the Three Months Ended March 31, 2021

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and herein, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$197,846	$173,034
Accounts receivable, net	159,492	125,550
Inventories	52,144	49,348
Prepaids and other current assets	8,468	21,614
Total current assets	417,950	369,546
Property and equipment, net	306,995	303,959
Intangible assets, net	1,962,025	1,967,903
Goodwill	706,615	706,615
Other assets, net	17,166	17,446
Total assets	$3,410,751	$3,365,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$13,508	$13,811
Tax receivable agreement payments payable within one year	10,200	11,800
Accounts payable	76,106	61,428
Customer trade allowances	47,514	46,779
Warrant liabilities	785	861
Accrued expenses and other current liabilities	38,855	55,715
Total current liabilities	186,968	190,394
Long-term debt and lease obligations	1,110,101	1,113,037
Tax receivable agreement obligations	144,744	144,744
Deferred tax liability	303,880	295,009
Other long-term liabilities	1,575	1,560
Total liabilities	1,747,268	1,744,744

Commitments and Contingencies (Note 10)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 131,184,826 and 130,347,464 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	13	13
Additional paid in capital	1,290,882	1,281,018
Accumulated other comprehensive loss	(4,245)	(10,407)
Retained earnings	382,833	356,101
Treasury stock	(6,000)	(6,000)
Stockholders’ equity	1,663,483	1,620,725
Total liabilities and stockholders’ equity	$3,410,751	$3,365,469
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020

Net revenue	$265,421	$243,485
Cost of goods sold	169,902	164,148
Gross profit	95,519	79,337
Operating costs and expenses:
Advertising and marketing	11,781	10,063
Selling expense	8,630	18,120
General and administrative	22,185	25,195
Amortization of customer relationships	5,878	6,484
Business combination transaction costs	—	4,282
Other operating expense	—	27
Total operating costs and expenses	48,474	64,171
Operating income	47,045	15,166
Other expense (income):
Interest expense, net	10,017	11,725
Change in fair value of warrant liabilities	(76)	(79,100)
Other expense	363	553
Total other expense (income)	10,304	(66,822)
Income before income taxes	36,741	81,988
Income tax expense	10,009	248
Net income	26,732	81,740
Less: Net income attributable to the non-controlling interest	—	292
Net income attributable to Class A stockholders	$26,732	$81,448

Earnings per Class A share:
Basic	$0.20	$0.66
Diluted	$0.19	$0.02
Weighted-average shares outstanding:
Basic	130,839,313	123,123,656
Diluted	137,186,889	126,075,126

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020

Net income	$26,732	$81,740
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap designated as a cash flow hedge	7,060	(12,789)
Reclassification into net income	1,327	81
Income tax benefit (expense)	(2,225)	3,169
Comprehensive income	32,894	72,201
Less: Comprehensive loss attributed to non-controlling interest	—	(437)
Comprehensive income attributed to Class A stockholders	$32,894	$72,638

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands except share data)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2020	130,347	$13	$1,281,018	$(10,407)	$356,101	444	$(6,000)	$1,620,725
Comprehensive income	—	—	—	6,162	26,732	—	—	32,894
Share-based compensation	146	—	2,723	—	—	—	—	2,723
Exercise of employee stock options	20	—	262	—	—	—	—	262
Exercise of public warrants	672	—	7,722	—	—	—	—	7,722
Payment of taxes for employee stock awards	—	—	(843)	—	—	—	—	(843)
Reclassification of public warrants	—	—	—	—	—	—	—	—
Balance–March 31, 2021	131,185	$13	$1,290,882	$(4,245)	$382,833	444	$(6,000)	$1,663,483

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2019	122,107	$12	8,411	$1	$1,123,805	$(756)	$251,425	$1,374,487	$94,432
Comprehensive income (loss)	—	—	—	—	—	(8,810)	81,448	72,638	(437)
Share-based compensation, net of income taxes of $103	106	—	—	—	2,180	—	—	2,180	—
Exchanges	969	—	(969)	—	11,819	(17)	—	11,802	(11,802)
Distributions	—	—	—	—	—	—	—	—	(1,613)
Exercise of employee stock options	2	—	—	—	153	—	—	153	—
Payment of taxes for employee stock awards	—	—	—	—	(1,004)	—	—	(1,004)	—
Exercise of public warrants	1	—	—	—	2	—	—	2	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,341	—	—	—	—	(1,942)	—	—	(1,942)	—
Balance–March 31, 2020	123,185	$12	7,442	$1	$1,135,013	$(9,583)	$332,873	$1,458,316	$80,580
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating activities
Net income	26,732	$81,740
Depreciation and amortization	12,691	12,821
Debt discount amortization	311	338
Change in fair value of warrant liabilities	(76)	(79,100)
Unrealized foreign exchange losses	123	286
Non-cash lease expense	329	590
Share-based compensation	2,723	2,077
Deferred taxes	6,646	(649)
Loss on sale of assets	—	27
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(34,204)	(17,463)
Inventories	(2,796)	5,180
Prepaids and other current assets	13,112	3,270
Accounts payable and accrued expenses	6,582	864
Customer trade allowances	680	3,161
Net cash provided by operating activities	32,853	13,142
Investing activities
Purchases of property and equipment	(10,251)	(11,323)
Acquisition of business, net of cash acquired	—	(318,427)
Acquisition and development of software assets	(634)	(1,793)
Net cash used in investing activities	(10,885)	(331,543)
Financing activities
Repayments of long-term debt and lease obligations	(2,792)	(2,792)
Proceeds from long-term debt origination, net of fees paid	—	136,888
Distributions to non-controlling interest	—	(1,614)
Tax payments related to issuance of shares to employees	(843)	(1,004)
Cash received from exercise of options and warrants	7,984	155
Payments on tax receivable agreement	(1,600)	(1,279)
Net cash used in financing activities	2,749	130,354
Effect of exchange rate changes on cash and cash equivalents	95	(873)
Net increase (decrease) in cash and cash equivalents	24,812	(188,920)
Cash and cash equivalents at beginning of period	173,034	285,087
Cash and cash equivalents at end of period	$197,846	$96,167

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,807	$10,758
Net taxes paid (refunded)	$(8,191)	$(586)
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$4,026	$2,014
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
For the periods presented, the Company has one reportable segment.
Adoption of New Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is elective and effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. Once elected, this ASU must be applied prospectively for all eligible contract modifications. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates. We do not expect our adoption of Topic 848 to have a material impact on our consolidated financial statements.

In December 2019, ASU 2019-12 “Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740)” was issued. This ASU simplifies the accounting for certain income tax related items, including intraperiod tax allocations, deferred taxes related to foreign subsidiaries and step-up in tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The company adopted the standard effective January 1, 2021. Adoption of Topic 740 did not have a material impact on the Company’s consolidated financial statements.

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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of March 31, 2021 and December 31, 2020, the Company’s accounts receivable were $159.5 million and $125.6 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $3.5 million at both March 31, 2021 and December 31, 2020.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	March 31, 2021	December 31, 2020

Ingredients and packaging	$24,557	$22,965
Finished goods	23,483	23,583
Inventory in transit to customers	4,104	2,800
	$52,144	$49,348
Software Costs

Capitalized software is included in “Other assets, net” in the consolidated balance sheets in the amount of $14.4 million and $14.7 million at March 31, 2021 and December 31, 2020, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative operating expense was $0.9 million for the three months ended March 31, 2021, compared to $1.3 million for the three months ended March 31, 2020.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products in the United States primarily within the Sweet Baked Goods category. The Company also sells products in the United States and Canada within the Cookies category.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended March 31, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$237,700	$23,803	$261,503
Canada	—	3,918	3,918
	$237,700	$27,721	$265,421

	Three Months Ended March 31, 2020
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$226,361	$13,307	$239,668
Canada	—	3,817	3,817
	$226,361	$17,124	$243,485
Concentrations
The Company has one customer (together with its affiliates) that accounted 20.5% and 21.1% of total net revenue for the three months ended March 31, 2021 and 2020, respectively.
Foreign Currency Remeasurement

Certain Voortman Cookies Limited (“Voortman”) sales and costs are denominated in the Canadian dollar (“CAD”). CAD transactions have been remeasured into U.S. dollars (“USD”) on the consolidated statement of operations using the average exchange rate for the reporting period. Balances expected to be settled in CAD have been remeasured into USD on the consolidated balance sheet using the exchange rate at the end of the period. The Company recognized losses on remeasurement of less than $0.1 million during both the three months ended March 31, 2021 and 2020, reported within other expense on the consolidated statement of operations.

2. Property and Equipment
Property and equipment consists of the following:

(In thousands)	March 31, 2021	December 31, 2020

Land and buildings	$61,594	$59,774
Right of use assets, operating	31,169	31,354
Machinery and equipment	265,615	255,821
Construction in progress	20,385	25,041
	378,763	371,990
Less accumulated depreciation and amortization	(71,768)	(68,031)
	$306,995	$303,959
Depreciation expense was $5.8 million for the three months ended March 31, 2021, compared to $5.0 million for the three months ended March 31, 2020.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	March 31, 2021	December 31, 2020

Payroll, vacation and other compensation	$12,606	$9,886
Interest rate swap contract	5,307	13,694
Incentive compensation	5,216	16,199
Accrued interest	4,724	4,815
Other	11,002	11,121
	$38,855	$55,715

4. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations is as follows:

(In thousands)	March 31, 2021	December 31, 2020
Term Loan (3.0% as of March 31, 2021)
Principal	$1,099,972	$1,102,763
Unamortized debt premium and issuance costs	(4,607)	(4,917)
	1,095,365	1,097,846
Lease obligations	28,244	29,002
Total debt and lease obligations	1,123,609	1,126,848
Less: Current portion of long term debt and lease obligations	(13,508)	(13,811)
Long-term portion	$1,110,101	$1,113,037

At March 31, 2021, minimum debt repayments under the term loan are due as follows:

(In thousands)
2021	$8,376
2022	11,167
2023	11,167
2024	11,167
2025	1,058,095

Leases

The Company entered into operating leases for certain properties which expire at various times through 2026. The Company determines if an arrangement is a lease at inception.
At March 31, 2021 and 2020, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 2. Property and Equipment). As of March 31, 2021 and 2020, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The table below shows the composition of lease expenses:

	Three Months Ended
(In thousands)	March 31, 2021	March 31, 2020
Operating lease expense	1,653	1,795
Short-term lease expense	203	1,014
Variable lease expense	357	554
	$2,213	$3,363

5. Derivative Instruments

Warrants
As of March 31, 2021 and December 31, 2020, there were 52,594,188 and 53,936,776 public warrants outstanding, respectively, and 541,658 private placement warrants outstanding. Each warrant entitles its holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of Class A common stock. The warrants expire on November 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. The potential resale of the private placement warrants to the public warrants has been registered with the SEC. When sold to the public, the private placement warrants will become public warrants.
The warrant agreement contains a tender offer provision that when paired with a two-class equity structure causes all warrants to be precluded from equity classification. Subsequent to the collapse of the two-class structure in November 2020 when all remaining Class B shares were exchanged for Class A shares, the tender offer provision no longer precludes the public warrants from being equity-classified. As a result, the $68.0 million liability related to the public warrants was reclassified to equity in November 2020. There are provisions specific to the private warrants which cause them to continue to be liability-classified subsequent to the exchange. As of March 31, 2021, the outstanding private warrants remain liability classified and subject to fair value measurement. The value of the each public warrant up until they were no longer classified as liabilities was based on the public trading price of warrant (Level 1 fair value measure). The fair value of each private warrant was evaluated and determined to be substantially the same as that of a public warrant and therefore considered to be a Level 2 fair value measure. The fair value of the warrants is measured on a recurring basis by comparison to available market information. Gains and losses related to the warrants are reflected in the change in fair value of warrant liabilities in the consolidated statement of operations.
The Company entered into interest rate swap contracts with counter parties to make a series of payments based on fixed rates ranging from 1.11% to 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on the March 31, 2021 notional amount of $700 million reducing by $100 million each year, until $500 million remains outstanding through August 2025. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges. At March 31, 2021, the effective fixed interest rate on the long-term debt hedged by these contracts ranged from 3.76% to 4.03%.
To reduce the effect of fluctuations in CAD denominated expenses relative to their US dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts. The contracts provide for the Company to sell a total of $8.6 million USD for $11.0 million CAD at varying defined settlement dates through the end of 2021. The Company has designated these contracts as cash flow hedges.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the agreement to purchase Voortman, the Company entered into a deal-contingent foreign currency contract to hedge the $440 million CAD forecasted purchase price and a portion of the subsequent expected conversion costs. The contract was settled in cash following the completion of the purchase on January 3, 2020.
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		March 31, 2021	December 31, 2020
Liability derivatives	Location
Interest rate swap contracts (1)	Accrued expenses	$5,307	$13,688
Foreign currency contracts (2)	Accrued expenses	$—	$6
		$5,307	$13,694
(1) The fair values of these contracts are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).
(2) The fair values of foreign currency contracts are measure on a recurring basis by comparison to available market information on similar contracts (Level 2).

A summary of the gains and losses related to interest rate and foreign currency instruments in the consolidated statement of operations is as follows:

		Three Months Ended
(In thousands)		March 31, 2021	March 31, 2020
Gain on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$1,327	$81

Loss on other derivative contracts	Location
Foreign currency contracts	Other expense	$—	$(255)

6. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A stockholders for the period by the weighted average number of shares of Class A common stock outstanding for the period excluding non-vested share-based awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards including public and private placement warrants, RSUs and stock options.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Below are basic and diluted net income per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net income attributable to Class A stockholders (in thousands) - basic	$26,732	$81,448
Less: Change in fair value of warrant liabilities	(76)	(79,100)
Numerator - diluted	26,656	2,348
Denominator:
Weighted-average Class A shares outstanding - basic	130,839,313	123,123,656
Dilutive effect of warrants	5,830,238	2,662,441
Dilutive effect of RSUs	414,314	289,029
Dilutive effect of stock options	103,024	—
Weighted-average shares outstanding - diluted	137,186,889	126,075,126

Net income per Class A share - basic	$0.20	$0.66

Net income per Class A share - diluted	$0.19	$0.02

For warrants that are liability-classified, during periods when the impact would be dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

For the three months ended March 31, 2021 and 2020, there were 123,998 and 523,643 stock options that were excluded from the computation of diluted weighted average shares because the effect was anti-dilutive.

7. Income Taxes

The Company is subject to U.S. federal, state and local income taxes as well as Canadian income tax on its controlled foreign subsidiaries. The income tax provision is determined based on the estimated full year effective tax rate, adjusted for infrequent or unusual items, which are recognized on a discrete basis in the period they occur. The Company’s estimated annual effective tax rate is approximately 27% prior to taking into account any discrete items.
The effective tax rate was 27.2% and 0.3% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 aligned with the Company's estimated annual effective rate. The increase in tax rate is primarily attributed to the $79.1 million change in fair value of warrant liabilities in the prior-year period, which is a non-taxable gain. The effective rate was also impacted by the removal of the non-controlling interest in the current-year period and a write-off of deferred taxes in the prior-year period related to Voortman. As of March 31, 2021 and December 31, 2020, prepaid income taxes were $0.9 million and $12.3 million, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Tax Receivable Agreement Obligations

The following table summarizes activity related to the Tax Receivable Agreement for the three months ended March 31, 2021:

(In thousands)
Balance December 31, 2020	$156,544
Payments	(1,600)
Balance March 31, 2021	$154,944

As of March 31, 2021 the future expected payments under the tax receivable agreement are as follows:

(In thousands)
2021	$10,200
2022	9,000
2023	9,700
2024	9,900
2025	9,800
Thereafter	106,344

9.     Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto included herein, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2020. The terms “our”, “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.

Overview

We are a leading North America packaged food company which produces several types of sweet baked goods (“SBG”) as well as cookie and wafer products. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended April 3, 2021, our branded SBG products (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 20.7% per Nielsen’s U.S. SBG category data.

Factors Impacting Recent Results
Acquisition
On January 3, 2020, we completed the acquisition of all of the shares of the parent company of Voortman Cookies Limited (“Voortman”), a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies. By adding the Voortman® brand, we expect to have greater growth opportunities provided by a more diverse portfolio of brands and products. Our consolidated statement of operations includes the operation of these assets from January 3, 2020 through March 31, 2021.
COVID-19
The acute and far-reaching impact of the COVID-19 pandemic and actions taken by governments to contain the spread of the virus have impacted our operations during the three months ended March 31, 2021 and 2020. As consumers prepared for extended stays at home, we experienced an increase in consumption during the first and second quarter, particularly in our multi-pack products sold through grocery and mass retailer channels. Conversely, we experienced lower consumption of single-serve products, which are often consumed away from home. This trend moderated during the remainder of 2020, and in the first quarter of 2021 we have experienced continued strong demand in our multi-pack products as well as an increase in our immediate consumption single-serve business as mobility increases. However, we cannot predict if these trends will sustain or reverse in future periods.
At the start of the pandemic, we established a task force to monitor the rapidly evolving situation and recommend risk mitigation actions as deemed necessary. To date, we have experienced minimal disruption to our supply chain or distribution network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with all of our contract manufacturers, distributors and other external business partners. As a food producer, we are an essential service and our production and distribution facilities have continued to operate. To protect our employees and ensure continuity of operations, we have implemented additional security and sanitation measures in all of our facilities. We are monitoring our employees’ health and providing additional resources and protocols to enable effective social distancing and adherence to our stringent internal food safety guidelines, industry best practices and evolving CDC guidelines. Many non-production team members, including sales, marketing and corporate employees, are adhering to social distancing guidelines by working from home and reducing person-to-person contact while supporting our ability to bring products to consumers.
Starting in late 2020, several vaccines have been authorized for use against COVID-19 in the United States and internationally. As a result of the distribution of these vaccines, various federal state and local governments have begun to ease the movement restrictions and initiatives while continuing to require social distancing and face mask protocols. However, uncertainty continues to exist regarding the severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, potential variants of COVID-19, and the effect of actions taken and that will be taken to contain COVID-19 or treat its effect, among others.
Under the provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, we were able to defer the payment of $5.6 million of 2020 employer payroll taxes until the second quarter of 2021. Apart from this deferral and their impact on the general economy, including the labor market and consumer demand, neither the CARES Act, the American Rescue Plan enacted in the first quarter of 2021, nor any other government program intended to address COVID-19 had any material impact on our consolidated financial statements for the three months ended March 31, 2021 or 2020. We continue to monitor any effects that may result from the CARES Act and other stimulus programs.

Operating Results

	Three Months Ended
(In thousands, except per share data)	March 31, 2021	March 31, 2020
Net revenue	$265,421	$243,485
Gross profit	95,519	79,337
As a % of net revenue	36.0%	32.6%
Operating costs and expenses	$48,474	$64,171
Operating income	47,045	15,166
Other (income) expense	10,304	(66,822)
Income tax expense	10,009	248
Net income	26,732	81,740
Net income attributable to Class A stockholders	26,732	81,448

Earnings per Class A share:
Basic	0.20	0.66
Diluted	0.19	0.02

Results of Operations
Net Revenue
Net revenue for the three months ended March 31, 2021 was $265.4 million, an increase of 9.0%, or $21.9 million, compared to $243.5 million for the three months ended March 31, 2020. Sweet baked goods net revenue increased $11.3 million, primarily driven by higher volume of core Hostess® branded products partially offset by lower sales of private label and non-Hostess® branded products. Cookies net revenue increased $10.6 million due to the strong demand and expanded distribution of Voortman® branded products following the transition of the Voortman business to the warehouse distribution model during the first quarter of 2020.

Gross Profit
Gross profit for the three months ended March 31, 2021 was $95.5 million, or 36.0% of net revenue, compared to $79.3 million, or 32.6% of net revenue for the three months ended March 31, 2020. The increase was driven primarily by higher volume of Hostess® branded products and favorable mix. Additionally, the increase was driven by the realization of Voortman synergies and productivity efficiencies as the Voortman business was not yet transitioned to the warehouse distribution model and fully integrated in the first quarter of 2020.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2021 were $48.5 million, compared to $64.2 million for the three months ended March 31, 2020. The decrease was primarily attributed to prior year expenses incurred for the integration and conversion of Voortman's operations and the realization of operating cost synergies.
Other (Income) Expense
Other expense for the three months ended March 31, 2021 was $10.3 million compared to other income of $66.8 million for the three months ended March 31, 2020 primarily as a result of the $79.1 million gain on change in fair value of our liability-classified warrants in the three months ended March 31, 2020. Interest expense on our term loans was $9.7 million and $11.5 million for the three months ended March 31, 2021 and 2020, respectively. Interest expense on our term loan decreased in the current year due to the fluctuations in LIBOR.

Income Taxes
Our effective tax rate for the three months ended March 31, 2021 was 27.2% compared to 0.3% for the three months ended March 31, 2020. The increase in tax rate is primarily attributed to the $79.1 million change in fair value of warrant liabilities in the prior-year period, which is a non-taxable gain. The effective rate was also impacted by the removal of the non-controlling interest in the current-year period and a write-off of deferred taxes in the prior-year period related to Voortman.

Liquidity and Capital Resources
Our primary sources of liquidity are from cash on hand, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our future cash requirements include the purchase commitments for certain raw materials and packaging used in our productions process, scheduled rent on leased facilities, scheduled debt service payments on our term loan and settlements on related interest rate swap contracts, payments on our Tax Receivable Agreement, settlements on our outstanding foreign currency contracts and outstanding purchase orders on capital projects.
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
We had working capital, excluding cash, as of March 31, 2021 and December 31, 2020 of $33.1 million and $6.1 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of March 31, 2021, we had approximately $94.5 million available for borrowing, net of letters of credit, under the Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2021 and 2020 were $32.9 million and $13.1 million, respectively. Operating cash flow increased primarily due to the Voortman transition costs paid in 2020, partially offset by an increase in accounts receivable.
Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2021 and 2020 were $10.9 million and $331.5 million, respectively. During the three months ended March 31, 2020, we funded the CAD $423 million purchase price of Voortman with cash on hand and the proceeds from an incremental term loan on our existing credit facility. Cash used for purchase of property and equipment reflects continued innovation through investments in new bakery lines and equipment.

Cash Flows from Financing Activities
Cash flows from financing activities were $2.7 million and $130.4 million for the three months ended March 31, 2021 and 2020, respectively. Financing activity for the current year primarily consists of cash received from the exercise of warrants partially offset by regular debt service payments. During 2020, cash proceeds of $140.0 million from the incremental term loan used to finance the purchase of Voortman were offset by related charges of $3.1 million.
Long-Term Debt
As of March 31, 2021, $1,100.0 million aggregate principal amount of the Term Loan was outstanding and letters of credit worth up to $5.5 million aggregate principal amount were available, reducing the amount available under the Revolver. We had no outstanding borrowings under our Revolver as of March 31, 2021. As of March 31, 2021, we were in compliance with the covenants under the Term Loan and the Revolver.
Contractual Obligations and Commitments
There were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K/A for the year ended December 31, 2020. Our exposures to market risk have not changed materially since December 31, 2020.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are in the process of remediating the material weakness identified by standardizing our controls over accounting and financial reporting related to the accounting for and classification of warrants.

During the three months ended March 31, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K/A filed on May 17, 2021. There have been no material changes to our risk factors since the filing of the Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item    6. Exhibits

Exhibit No.	Description

10.1	Hostess Brands 2021 Incentive Compensation Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lenexa, Kansas on May 17, 2021.

HOSTESS BRANDS, INC.

By	/s/ Brian T. Purcell
Brian T. Purcell Executive Vice President, Chief Financial Officer