Form 10-Q
period 2021-06-30
Hostess Brands, Inc.
filed 2021-08-04
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 130,093,017 shares at August 3, 2021

HOSTESS BRANDS, INC.
FORM 10-Q
For the Three Months Ended June 30, 2021

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$218,807	$173,034
Accounts receivable, net	148,726	125,550
Inventories	52,164	49,348
Prepaids and other current assets	13,150	21,614
Total current assets	432,847	369,546
Property and equipment, net	311,535	303,959
Intangible assets, net	1,956,147	1,967,903
Goodwill	706,615	706,615
Other assets, net	17,976	17,446
Total assets	$3,425,120	$3,365,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$14,103	$13,811
Tax receivable agreement payments payable within one year	10,000	11,800
Accounts payable	67,751	61,428
Customer trade allowances	47,620	46,779
Warrant liabilities	1,316	861
Accrued expenses and other current liabilities	44,514	55,715
Total current liabilities	185,304	190,394
Long-term debt and lease obligations	1,107,021	1,113,037
Tax receivable agreement obligations	137,274	144,744
Deferred tax liability	310,992	295,009
Other long-term liabilities	1,585	1,560
Total liabilities	1,742,176	1,744,744

Commitments and Contingencies (Note 10)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 130,459,939 and 130,347,464 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	13	13
Additional paid in capital	1,297,670	1,281,018
Accumulated other comprehensive loss	(4,728)	(10,407)
Retained earnings	412,680	356,101
Treasury stock	(22,691)	(6,000)
Stockholders’ equity	1,682,944	1,620,725
Total liabilities and stockholders’ equity	$3,425,120	$3,365,469
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net revenue	$291,485	$256,226	$556,906	$499,711
Cost of goods sold	186,379	166,852	356,281	331,000
Gross profit	105,106	89,374	200,625	168,711
Operating costs and expenses:
Advertising and marketing	13,144	11,158	24,925	21,221
Selling expense	9,454	12,378	18,084	30,498
General and administrative	23,504	24,153	45,689	49,348
Amortization of customer relationships	5,878	7,110	11,756	13,594
Business combination transaction costs	—	—	—	4,282
Other operating expense	—	—	—	27
Total operating costs and expenses	51,980	54,799	100,454	118,970
Operating income	53,126	34,575	100,171	49,741
Other expense (income):
Interest expense, net	9,954	10,580	19,971	22,305
Change in fair value of warrant liabilities	531	16,382	455	(62,718)
Other expense	1,067	1,132	1,430	1,685
Total other expense (income)	11,552	28,094	21,856	(38,728)
Income before income taxes	41,574	6,481	78,315	88,469
Income tax expense	11,727	5,493	21,736	5,741
Net income	29,847	988	56,579	82,728
Less: Net income attributable to the non-controlling interest	—	1,200	—	1,492
Net income (loss) attributable to Class A stockholders	$29,847	$(212)	$56,579	$81,236

Earnings per Class A share:
Basic	$0.23	$—	$0.43	$0.66
Diluted	$0.21	$—	$0.41	$0.15
Weighted-average shares outstanding:
Basic	131,354,059	123,638,723	131,096,686	123,381,190
Diluted	138,925,489	123,818,404	138,026,854	125,312,658

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net income	$29,847	$988	$56,579	$82,728
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap designated as a cash flow hedge	(1,810)	(3,006)	5,251	(15,795)
Reclassification into net income	1,152	1,097	2,479	1,178
Income tax benefit (expense)	175	481	(2,051)	3,650
Comprehensive income (loss)	29,364	(440)	62,258	71,761
Less: Comprehensive loss attributed to non-controlling interest	—	1,096	—	659
Comprehensive income (loss) attributed to Class A stockholders	$29,364	$(1,536)	$62,258	$71,102

See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2020	130,347	$13	$1,281,018	$(10,407)	$356,101	444	$(6,000)	$1,620,725
Comprehensive income	—	—	—	6,162	26,732	—	—	32,894
Share-based compensation	146	—	2,723	—	—	—	—	2,723
Exercise of employee stock options	20	—	262	—	—	—	—	262
Exercise of public warrants	672	—	7,722	—	—	—	—	7,722
Payment of taxes for employee stock awards	—	—	(843)	—	—	—	—	(843)
Balance–March 31, 2021	131,185	$13	$1,290,882	$(4,245)	$382,833	444	$(6,000)	$1,663,483
Comprehensive income (loss)	—	—	—	(483)	29,847	—	—	29,364
Share-based compensation	22	—	1,640	—	—	—	—	1,640
Exercise of employee stock options	220	—	3,135	—	—	—	—	3,135
Exercise of public warrants	209	—	2,405	—	—	—	—	2,405
Payment of taxes for employee stock awards	—	—	(392)	—	—	—	—	(392)
Repurchase of common stock	(1,176)	—	—	—	—	1,176	(16,691)	(16,691)
Balance–June 30, 2021	130,460	$13	$1,297,670	$(4,728)	$412,680	1,620	$(22,691)	$1,682,944

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2019	122,107	$12	8,411	$1	$1,123,805	$(756)	$251,425	$1,374,487	$94,432
Comprehensive income (loss)	—	—	—	—	—	(8,810)	81,448	72,638	(437)
Share-based compensation, net of income taxes of $103	106	—	—	—	2,180	—	—	2,180	—
Exchanges	969	—	(969)	—	11,819	(17)	—	11,802	(11,802)
Distributions	—	—	—	—	—	—	—	—	(1,613)
Exercise of employee stock options	2	—	—	—	153	—	—	153	—
Payment of taxes for employee stock awards	—	—	—	—	(1,004)	—	—	(1,004)	—
Exercise of public warrants	1	—	—	—	2	—	—	2	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,341	—	—	—	—	(1,942)	—	—	(1,942)	—
Balance–March 31, 2020	123,185	$12	7,442	$1	$1,135,013	$(9,583)	$332,873	$1,458,316	$80,580
Comprehensive income (loss)	—	—	—	—	—	(1,324)	(212)	(1,536)	1,096
Share-based compensation, net of income taxes of $496	46	—	—	—	1,929	—	—	1,929	—
Exchanges	1,140	—	(1,140)	—	13,803	(127)	—	13,676	(13,676)
Distributions	—	—	—	—	—	—	—	—	(365)
Exercise of employee stock options and warrants	37	—	—	—	408	—	—	408	—
Payment of taxes for employee stock awards	—	—	—	—	(32)	—	—	(32)	—
Tax receivable agreement arising from exchanges, net of income taxes of $952	—	—	—	—	(2,556)	—	—	(2,556)	—
Balance–June 30, 2020	124,408	$12	6,302	$1	$1,148,565	$(11,034)	$332,661	$1,470,205	$67,635
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities
Net income	$56,579	$82,728
Depreciation and amortization	25,223	26,477
Debt discount amortization	621	664
Change in fair value of warrant liabilities	455	(62,718)
Unrealized foreign exchange losses	73	996
Non-cash lease expense	659	641
Share-based compensation	4,363	4,503
Deferred taxes	13,932	3,973
Loss on sale of assets	—	128
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(23,194)	(11,320)
Inventories	(2,816)	4,135
Prepaids and other current assets	8,844	(1,091)
Accounts payable and accrued expenses	1,735	3,323
Customer trade allowances	827	8,242
Net cash provided by operating activities	87,301	60,681
Investing activities
Purchases of property and equipment	(20,051)	(23,376)
Acquisition of business, net of cash acquired	—	(318,427)
Acquisition and development of software assets	(2,129)	(3,402)
Net cash used in investing activities	(22,180)	(345,205)
Financing activities
Repayments of long-term debt and lease obligations	(5,584)	(5,584)
Proceeds from long-term debt origination, net of fees paid	—	136,888
Distributions to non-controlling interest	—	(1,977)
Repurchase of common stock	(16,691)	—
Tax payments related to issuance of shares to employees	(1,235)	(1,036)
Cash received from exercise of options and warrants	13,524	563
Payments on tax receivable agreement	(9,270)	(1,279)
Net cash provided by (used in) financing activities	(19,256)	127,575
Effect of exchange rate changes on cash and cash equivalents	(92)	(359)
Net increase (decrease) in cash and cash equivalents	45,773	(157,308)
Cash and cash equivalents at beginning of period	173,034	285,087
Cash and cash equivalents at end of period	$218,807	$127,779

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,451	$21,885
Net taxes refunded	$(1,506)	$(577)
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$5,046	$1,542
See accompanying notes to the unaudited consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading packaged food company focused on developing, manufacturing, marketing, selling and distributing snack products, including sweet baked goods, cookies and wafers in North America. The Hostess® brand dates back to 1919 when Hostess® CupCakes were introduced to the public, followed by Twinkies® in 1930.
Basis of Presentation
The Company’s operations are conducted through wholly-owned operating subsidiaries . The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned or controlled subsidiaries, collectively referred to as the Company. For the periods presented, the Company has one reportable segment.
Adoption of New Accounting Standards
In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. ASU No. 2020-04 is elective and effective as of March 12, 2020 through December 31, 2022. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company will adopt Topic 848 when its relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740)”. This ASU simplifies the accounting for certain income tax related items, including intraperiod tax allocations, deferred taxes related to foreign subsidiaries and step-up in tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted the standard effective January 1, 2021. Adoption of Topic 740 did not have a material impact on the Company’s consolidated financial statements.

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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of June 30, 2021 and December 31, 2020, the Company’s accounts receivable were $148.7 million and $125.6 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $3.5 million at both June 30, 2021 and December 31, 2020.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	June 30, 2021	December 31, 2020

Ingredients and packaging	$24,345	$22,965
Finished goods	24,012	23,583
Inventory in transit to customers	3,807	2,800
	$52,164	$49,348
Software Costs

Capitalized software is included in “other assets, net” in the consolidated balance sheets in the amount of $15.0 million and $14.7 million at June 30, 2021 and December 31, 2020, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative operating expense was $1.0 million and $1.9 million for the three and six months ended June 30, 2021, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2020, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products in the United States, primarily within the Sweet Baked Goods category. The Company also sells products in the United States and Canada within the Cookies category.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended June 30, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$262,491	$24,407	$286,898
Canada	—	4,587	4,587
	$262,491	$28,994	$291,485

	Three Months Ended June 30, 2020
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$232,620	$20,459	$253,079
Canada	—	3,147	3,147
	$232,620	$23,606	$256,226

	Six Months Ended June 30, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$500,191	$48,210	$548,401
Canada	—	8,505	8,505
	$500,191	$56,715	$556,906

	Six Months Ended June 30, 2020
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$458,982	$33,766	$492,748
Canada	—	6,963	6,963
	$458,982	$40,729	$499,711
Concentrations
For the three months ended June 30, 2021 and 2020, the Company has one customer (together with its affiliates) that accounted for 18.1% and 22.3% of total net revenue, and for the six months ended June 30, 2021 and 2020, 19.3% and 21.7% of total net revenue, respectively.
Foreign Currency Remeasurement

Certain Voortman Cookies Limited (“Voortman”) sales and costs are denominated in the Canadian dollar (“CAD”). CAD transactions have been remeasured into US dollars (“USD”) on the consolidated statement of operations using the average exchange rate for the reporting period. Balances expected to be settled in CAD have been remeasured into USD on the consolidated balance sheet using the exchange rate at the end of the period. During the three and six months ended June 30, 2021, the Company recognized a gain and loss, respectively, on remeasurement of less than $0.1 million, which is reported within other expense on the consolidated statement of operations. During both the three and six months ended June 30, 2020, the Company recognized a loss on remeasurement of $0.7 million which is reported within other expense on the consolidated statement of operations.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
Property and equipment consists of the following:

(In thousands)	June 30, 2021	December 31, 2020

Land and buildings	$62,737	$59,774
Right of use assets, operating	32,192	31,354
Machinery and equipment	271,196	255,821
Construction in progress	23,906	25,041
	390,031	371,990
Less accumulated depreciation and amortization	(78,496)	(68,031)
	$311,535	$303,959
Depreciation expense was $5.7 million and $11.5 million for the three and six months ended June 30, 2021, compared to $5.2 million and $10.2 million for the three and six months ended June 30, 2020, respectively.

3. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	June 30, 2021	December 31, 2020

Payroll, vacation and other compensation	$11,659	$9,886
Interest rate swap contract	6,253	13,694
Incentive compensation	9,860	16,199
Accrued interest	4,707	4,815
Other	12,035	11,121
	$44,514	$55,715

4. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations are as follows:

(In thousands)	June 30, 2021	December 31, 2020
Term Loan (3.0% as of June 30, 2021)
Principal	$1,097,180	$1,102,763
Unamortized debt premium and issuance costs	(4,296)	(4,917)
	1,092,884	1,097,846
Lease obligations	28,240	29,002
Total debt and lease obligations	1,121,124	1,126,848
Less: Current portion of long term debt and lease obligations	(14,103)	(13,811)
Long-term portion	$1,107,021	$1,113,037

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2021, minimum debt repayments under the term loan are due as follows:

(In thousands)
2021	$5,584
2022	11,167
2023	11,167
2024	11,167
2025	1,058,095

Leases

The Company has entered into operating leases for certain properties which expire at various times through 2026. The Company determines if an arrangement is a lease at inception.
At June 30, 2021 and 2020, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheet (see Note 2. Property and Equipment). As of June 30, 2021 and 2020, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheet.
The table below shows the composition of lease expense:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease expense	$1,771	$1,269	$3,424	$3,064
Short-term lease expense	379	544	582	1,558
Variable lease expense	385	467	742	1,021
	$2,535	$2,280	$4,748	$5,643

5. Derivative Instruments

Warrants
As of June 30, 2021 and December 31, 2020, there were 52,176,000 and 53,936,776 public warrants outstanding, respectively, and 541,658 private placement warrants outstanding. Each warrant entitles its holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of Class A common stock. The warrants expire on November 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. The potential resale of the private placement warrants, which would result in a conversion to public warrants, has been registered with the SEC. When sold to the public, the private placement warrants will become public warrants.
In July 2021, the agreement governing the Company’s public and private placement warrants was amended. Subsequent to the amendment, the exercise price for all outstanding warrants is payable through a “cashless exercise” with a premium of $0.25 added to the valuation price of the shares for purposes of calculating the number of shares issuable upon exercise of the warrants.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate Swap and Foreign Currency Contracts
The Company entered into interest rate swap contracts with counter parties to make a series of payments based on fixed rates ranging from 1.11% to 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on the June 30, 2021 notional amount of $600 million reducing by $100 million each year, until $500 million remains outstanding through August 2025. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges. At June 30, 2021, the effective fixed interest rate on the long-term debt hedged by these contracts ranged from 3.36% to 4.03%.
To reduce the effect of fluctuations in CAD denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts. The contracts provide for the Company to sell a total of $11.1 million USD for $13.9 million CAD at varying defined settlement dates through June 2022. The Company has designated these contracts as cash flow hedges.
In connection with the agreement to purchase Voortman, the Company entered into a deal-contingent foreign currency contract to hedge the $440 million CAD forecasted purchase price and a portion of the subsequent expected conversion costs. The contract was settled in cash following the completion of the purchase on January 3, 2020.
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		June 30, 2021	December 31, 2020
Asset derivatives	Location
Foreign currency contracts (2)	Other current assets	$288	$—

Liability derivatives	Location
Interest rate swap contracts (1)	Accrued expenses	$6,253	$13,688
Foreign currency contracts (2)	Accrued expenses	—	6
		$6,253	$13,694
(1) The fair values of these contracts are measured on a recurring basis by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).
(2) The fair values of foreign currency contracts are measured on a recurring basis by comparison to available market information on similar contracts (Level 2).

A summary of the gains and losses related to interest rate and foreign currency instruments in the consolidated statement of operations is as follows:

		Three Months Ended		Six Months Ended
(In thousands)		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gain on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$1,152	$1,097	$2,479	$1,178

Loss on other derivative contracts	Location
Foreign currency contracts	Other expense	$—	$—	$—	$(255)

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6. Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A stockholders for the period by the weighted average number of shares of Class A common stock outstanding for the period excluding non-vested share-based awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards including RSUs and stock options as well as public and private placement warrants.

Below are basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income (loss) attributable to Class A stockholders (in thousands) - basic	$29,847	$(212)	$56,579	$81,236
Less: Change in fair value of warrant liabilities	—	—	—	(62,718)
Numerator - diluted	29,847	(212)	56,579	18,518
Denominator:
Weighted-average Class A shares outstanding - basic	131,354,059	123,638,723	131,096,686	123,381,190
Dilutive effect of warrants	6,867,024	—	6,319,296	1,744,314
Dilutive effect of RSUs	555,050	179,681	486,250	187,154
Dilutive effect of stock options	149,356	—	124,622	—
Weighted-average shares outstanding - diluted	138,925,489	123,818,404	138,026,854	125,312,658

Net income per Class A share - basic	$0.23	$—	$0.43	$0.66

Net income per Class A share - diluted	$0.21	$—	$0.41	$0.15

For warrants that are liability-classified, during periods when the impact would be dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method. During the three and six months ended June 30, 2021, the diluted weighted-average shares outstanding includes the dilutive impact of equity-classified warrants.

Stock options that were excluded from the computation of diluted weighted average shares, because their effect was anti-dilutive, for the three and six months ended June 30, 2021, were 31,051 and 71,240 compared to 711,870 and 600,919 for the three and six months ended June 30, 2020, respectively.

7. Income Taxes

The Company is subject to U.S. federal, state and local income taxes as well as Canadian income tax on its controlled foreign subsidiary. The income tax provision is determined based on the estimated full year effective tax rate, adjusted for infrequent or unusual items, which are recognized on a discrete basis in the period they occur. The Company’s estimated annual effective tax rate is 27.5% prior to taking into account any discrete items.
The effective tax rate was 28.2% and 84.8% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rates for the respective periods were impacted by non-taxable losses from the change in fair value of warrant liabilities of $0.5 million and $16.4 million, respectively. The effective rate for the period ended June 30, 2021 was also impacted by the removal of the non-controlling interest. The effective tax rate was 27.8% and 6.5% for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the respective periods were impacted by non-taxable losses of $0.5 million and non-taxable gains of $62.7 million from the change in fair value

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
of warrant liabilities. As of June 30, 2021, and December 31, 2020, income taxes receivable were $3.5 million and 12.3 million, respectively.

8. Tax Receivable Agreement Obligations

The following table summarizes activity related to the Tax Receivable Agreement for the six months ended June 30, 2021:

(In thousands)
Balance December 31, 2020	$156,544
Payments	(9,270)
Balance June 30, 2021	$147,274

As of June 30, 2021 the future expected payments under the tax receivable agreement are as follows:

(In thousands)
2021	$2,400
2022	9,000
2023	9,700
2024	9,900
2025	9,800
Thereafter	106,474

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

Overview

We are a leading North America packaged food company which produces sweet baked goods (“SBG”), as well as cookie and wafer products. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended July 3, 2021, our branded SBG products’ (which include Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 21.8% per Nielsen’s U.S. SBG category data.

Factors Impacting Recent Results
Acquisition
On January 3, 2020, we completed the acquisition of all of the shares of the parent company of Voortman Cookies Limited (“Voortman”), a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies. The addition of the Voortman® brand has created growth opportunities provided by a more diverse portfolio of brands and products. Our consolidated statement of operations includes the operation of these assets from January 3, 2020 through June 30, 2021.
COVID-19
The acute and far-reaching impact of the COVID-19 pandemic and actions taken by governments to contain the spread of the virus have impacted our operations. During the first two quarters of 2020, as consumers prepared for extended stays at home, we experienced an increase in consumption, particularly in our multi-pack products sold through grocery and mass retailer channels. Conversely, we experienced lower consumption of single-serve products, which are often consumed away from home. During the first two quarters of 2021, we continued to experience strong demand in our multi-pack products, as well as an increase in our immediate consumption single-serve business as mobility increased and certain facets of the economy reopened. However, we cannot predict if these trends will sustain or reverse in future periods.
Since the start of the pandemic, our internal task force has monitored the rapidly evolving situation and implemented risk mitigation actions as deemed necessary. As a result, we have experienced minimal disruption to our supply chain and distribution network, including the supply of our ingredients, packaging and other sourced materials. However, it is possible that significant disruptions could still occur if the COVID-19 pandemic continues to impact markets around the world. We continue to work closely with all of our contract manufacturers, distributors and other external business partners to maintain availability of our products for our customer and consumers.
In addition, we have experienced no significant disruptions to our production and distribution facilities since the start of the pandemic. To protect our employees and ensure continuity of operations, we have implemented additional security and sanitation measures in all of our facilities. We continue to follow protocols that are consistent with, or more stringent than industry best practices and CDC guidelines. As many of our non-production team members, including sales, marketing and corporate employees, return to the office after working remotely for many months, we continue to monitor employee health and safety and adhere to evolving CDC guidelines while supporting our ability to bring products to consumers.

As a result of the continuing distribution of the COVID-19 vaccines, various federal state and local governments have begun to ease the movement restrictions and initiatives while continuing to require certain social distancing protocols. However, uncertainty continues to exist regarding the severity and duration of the pandemic, treatment developments and deployment, new variants of COVID-19, and the effect of actions taken or to be taken to contain COVID-19 or treat its effect, among others.
Under the provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, we were able to defer the payment of $5.6 million of 2020 employer payroll taxes. These payments continue to be deferred as of June 30, 2021. Apart from this deferral and their impact on the general economy, including the labor market and consumer demand, neither the CARES Act, the American Rescue Plan enacted in the first quarter of 2021, nor any other government program intended to address COVID-19 had any material impact on our consolidated financial statements for the three and six months ended June 30, 2021 or 2020. We continue to monitor any effects that may result from the CARES Act and other stimulus programs.

Operating Results

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenue	$291,485	$256,226	$556,906	$499,711
Gross profit	105,106	89,374	200,625	168,711
As a % of net revenue	36.1%	34.9%	36.0%	33.8%
Operating costs and expenses	51,980	54,799	100,454	118,970
Operating income	53,126	34,575	100,171	49,741
Other (income) expense	11,552	28,094	21,856	(38,728)
Income tax expense	11,727	5,493	21,736	5,741
Net income	29,847	988	56,579	82,728
Net income (loss) attributable to Class A stockholders	$29,847	$(212)	$56,579	$81,236

Earnings per Class A share:
Basic	$0.23	$—	$0.43	$0.66
Diluted	$0.21	$—	$0.41	$0.15

Results of Operations
Net Revenue
Net revenue for the three months ended June 30, 2021 was $291.5 million, an increase of 13.8%, or $35.3 million, compared to $256.2 million for the three months ended June 30, 2020. The increase in net revenue was driven by sweet baked goods net revenue, which increased $29.9 million or 12.9%. This growth was driven by increased sales volume in grocery, dollar and convenience channels, which included additional sales of single-serve products and innovation. Cookies net revenue increased $5.4 million or 22.8% due to the lapping of last year’s slotting fees paid to customers to support the transition of Voortman to the warehouse distribution model in the second quarter of 2020.

Net revenue for the six months ended June 30, 2021 was $556.9 million, an increase of 11.4%, or $57.2 million, compared to $499.7 million for the six months ended June 30, 2020. The increase in net revenue was driven by sweet baked goods net revenue, which increased $41.2 million or 9.0%. This growth was driven by increased sales volume across multiple channels and favorable product mix. Cookies net revenue increased by $16.0 million or 39.2% due to the strong demand and expanded distribution of Voortman® branded products following the transition of the Voortman business to the warehouse distribution model.

Gross Profit
Gross profit for the three months ended June 30, 2021 was $105.1 million, with gross margin of 36.1%, compared to $89.4 million, with gross margin of 34.9% for the three months ended June 30, 2020. The increase in gross margin was primarily attributed to the lapping of Voortman slotting fees, which offset the temporary margin benefit of Voortman’s channel fill in 2020. Additionally, higher sales volumes, favorable mix and productivity initiatives offset input cost inflation.
Gross profit for the six months ended June 30, 2021 was $200.6 million, 36.0% of net revenue, compared to $168.7 million, or 33.8% of net revenue for the six months ended June 30, 2020. The increase was driven primarily by higher volume and favorable product mix. Additionally, the increase was driven by the realization of Voortman synergies and productivity efficiencies offset by input cost inflation.
Operating Costs and Expenses
Operating costs and expenses for the three months ended June 30, 2021 were $52.0 million, compared to $54.8 million for the three months ended June 30, 2020. The decrease was primarily attributed to prior-year expenses incurred for the integration and conversion of Voortman's operations and the realization of operating cost synergies in the current year period. This was offset by additional investment in advertising spend in the current-year period.
Operating costs and expenses for the six months ended June 30, 2021 were $100.5 million, compared to $119.0 million for the six months ended June 30, 2020. The decrease was primarily attributed to prior-year expenses incurred for the integration and conversion of Voortman's operations and the realization of operating cost synergies.
Other (Income) Expense
Other expense for the three months ended June 30, 2021 was $11.6 million compared to other expense of $28.1 million for the three months ended June 30, 2020, primarily as a result of the $16.4 million loss on change in fair value of our liability-classified warrants in the three months ended June 30, 2020. Interest expense on our term loans was $9.6 million and $10.4 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense on our term loan decreased in the current year due to the fluctuations in LIBOR.

Other expense for the six months ended June 30, 2021 was $21.9 million compared to other income of $38.7 million for the six months ended June 30, 2020 primarily as a result of the $62.7 million gain on change in fair value of our liability-classified warrants in the six months ended June 30, 2020. Interest expense on our term loans was $19.3 million and $21.9 million for the six months ended June 30, 2021 and 2020, respectively. Interest expense on our term loan decreased in the current year due to the fluctuations in LIBOR.

Income Taxes
Our effective tax rate for the three months ended June 30, 2021 was 28.2% compared to 84.8% for the three months ended June 30, 2020. The decrease in tax rate is primarily attributed to the $16.4 million change in fair value of warrant liabilities in the prior-year period, which is a non-taxable loss. The effective rate was also impacted by the removal of the non-controlling interest in the current-year period.

Our effective tax rate for the six months ended June 30, 2021 was 27.8% compared to 6.5% for the six months ended June 30, 2020. The increase in tax rate is primarily attributed to the $62.7 million non-taxable gain from the change in fair value of warrant liabilities in the prior year. The effective rate was also impacted by the removal of the non-controlling interest in the current-year period.

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

Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future acquisitions and other cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, such as acquisitions. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

We had working capital, excluding cash, as of June 30, 2021 and December 31, 2020 of $28.7 million and $6.1 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of June 30, 2021, we had approximately $94.5 million available for borrowing, net of letters of credit, under the Revolver.

Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2021 and 2020 were $87.3 million and $60.7 million, respectively. Operating cash flow benefited from current year improvement in profitability as well as lapping prior-year costs related to the integration and conversion of Voortman's operations, partially offset by an increase in working capital.
Cash Flows from Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 and 2020 were $22.2 million and $345.2 million, respectively. During the six months ended June 30, 2020, we funded the CAD $423 million purchase price of Voortman with cash on hand and the proceeds from an incremental term loan on our existing credit facility. Cash used for purchase of property and equipment reflects continued investments in new bakery lines and equipment.
Cash Flows from Financing Activities
Cash outflows from financing activities were $19.3 million for the six months ended June 30, 2021 compared to cash inflows of $127.6 million for the six months ended June 30, 2020. The net outflow for the current-year period consisted of cash used to repurchase 1.2 million shares of our common stock under our existing securities repurchase authorization as well as scheduled payments under the tax receivable agreement and Term Loan offset by cash inflows from the proceeds on exercise of employee stock options and public warrants. The net inflow in the prior-year period reflects proceeds from debt originated to fund the purchase of Voortman, net of a lower payment under the tax receivable agreement due to timing of the related tax filing deadlines and distributions made to the non-controlling interest, which was eliminated in the fourth quarter of 2020.
Long-Term Debt
As of June 30, 2021, $1,097.2 million aggregate principal amount of the Term Loan was outstanding and letters of credit worth up to $5.5 million aggregate principal amount were available, reducing the amount available under the Revolver. We had no outstanding borrowings under our Revolver as of June 30, 2021. As of June 30, 2021, we were in compliance with the covenants under the Term Loan and the Revolver.

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

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are in the process of remediating the material weakness identified by standardizing our controls and implementing new controls over accounting and financial reporting related to the accounting for and classification of warrants. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Other than noted above, during the six months ended June 30, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Amendment No. 1, dated July 26, 2021, to the Warrant Agreement, dated as of August 13, 2015, by and between the Company and Continental Stock Transfer & Trust Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lenexa, Kansas on August 4, 2021.

HOSTESS BRANDS, INC.

By	/s/ Brian T. Purcell
Brian T. Purcell Executive Vice President, Chief Financial Officer