Form 10-Q
period 2021-09-30
Hostess Brands, Inc.
filed 2021-11-09
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 138,377,187 shares at November 8, 2021

HOSTESS BRANDS, INC.
FORM 10-Q
For the Three Months Ended September 30, 2021

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

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$228,096	$173,034
Accounts receivable, net	156,720	125,550
Inventories	49,309	49,348
Prepaids and other current assets	7,624	21,614
Total current assets	441,749	369,546
Property and equipment, net	318,492	303,959
Intangible assets, net	1,950,270	1,967,903
Goodwill	706,615	706,615
Other assets, net	17,861	17,446
Total assets	$3,434,987	$3,365,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$14,171	$13,811
Tax receivable agreement payments payable within one year	10,000	11,800
Accounts payable	71,139	61,428
Customer trade allowances	55,157	46,779
Warrant liabilities	1,249	861
Accrued expenses and other current liabilities	46,541	55,715
Total current liabilities	198,257	190,394
Long-term debt and lease obligations	1,103,327	1,113,037
Tax receivable agreement obligations	137,274	144,744
Deferred tax liability	315,544	295,009
Other long-term liabilities	1,595	1,560
Total liabilities	1,755,997	1,744,744

Commitments and Contingencies (Note 9)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 132,741,603 shares issued and 129,170,487 shares outstanding as of September 30, 2021 and 130,791,908 shares issued and 130,347,464 shares outstanding as of December 31, 2020	13	13
Additional paid in capital	1,300,329	1,281,018
Accumulated other comprehensive loss	(4,161)	(10,407)
Retained earnings	438,872	356,101
Treasury stock	(56,063)	(6,000)
Stockholders’ equity	1,678,990	1,620,725
Total liabilities and stockholders’ equity	$3,434,987	$3,365,469
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net revenue	$287,969	$260,855	$844,875	$760,566
Cost of goods sold	188,990	169,700	545,271	500,700
Gross profit	98,979	91,155	299,604	259,866
Operating costs and expenses:
Advertising and marketing	14,767	11,762	39,692	32,983
Selling expense	8,166	8,675	26,250	39,173
General and administrative	23,565	21,913	69,254	71,261
Amortization of customer relationships	5,877	6,739	17,633	20,333
Business combination transaction costs	—	—	—	4,282
Other operating expense	—	729	—	756
Total operating costs and expenses	52,375	49,818	152,829	168,788
Operating income	46,604	41,337	146,775	91,078
Other expense (income):
Interest expense, net	9,928	10,265	29,899	32,570
Change in fair value of warrant liabilities	228	(2,260)	683	(64,978)
Other expense	378	818	1,808	2,503
Total other expense (income)	10,534	8,823	32,390	(29,905)
Income before income taxes	36,070	32,514	114,385	120,983
Income tax expense	9,878	6,281	31,614	12,022
Net income	26,192	26,233	82,771	108,961
Less: Net income attributable to the non-controlling interest	—	1,368	—	2,860
Net income attributable to Class A stockholders	$26,192	$24,865	$82,771	$106,101

Earnings per Class A share:
Basic	$0.20	$0.20	$0.63	$0.86
Diluted	$0.19	$0.18	$0.60	$0.33
Weighted-average shares outstanding:
Basic	129,846,551	124,905,538	130,679,974	123,889,306
Diluted	138,058,866	127,586,881	138,036,371	126,079,472

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Net income	$26,192	$26,233	$82,771	$108,961
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap and foreign currency contracts designated as a cash flow hedge	(192)	(1,197)	5,058	(16,992)
Reclassification into net income	962	1,352	3,441	2,530
Income tax benefit (expense)	(203)	(39)	(2,253)	3,611
Comprehensive income (loss)	26,759	26,349	89,017	98,110
Less: Comprehensive loss attributed to non-controlling interest	—	1,375	—	2,034
Comprehensive income (loss) attributed to Class A stockholders	$26,759	$24,974	$89,017	$96,076

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2020	130,347	$13	$1,281,018	$(10,407)	$356,101	444	$(6,000)	$1,620,725
Comprehensive income	—	—	—	6,162	26,732	—	—	32,894
Share-based compensation	146	—	2,723	—	—	—	—	2,723
Exercise of employee stock options	20	—	262	—	—	—	—	262
Exercise of public warrants	672	—	7,722	—	—	—	—	7,722
Payment of taxes for employee stock awards	—	—	(843)	—	—	—	—	(843)
Balance–March 31, 2021	131,185	$13	$1,290,882	$(4,245)	$382,833	444	$(6,000)	$1,663,483
Comprehensive income (loss)	—	—	—	(483)	29,847	—	—	29,364
Share-based compensation	22	—	1,640	—	—	—	—	1,640
Exercise of employee stock options	220	—	3,135	—	—	—	—	3,135
Exercise of public warrants	209	—	2,405	—	—	—	—	2,405
Payment of taxes for employee stock awards	—	—	(392)	—	—	—	—	(392)
Repurchase of common stock	(1,176)	—	—	—	—	1,176	(16,691)	(16,691)
Balance–June 30, 2021	130,460	$13	$1,297,670	$(4,728)	$412,680	1,620	$(22,691)	$1,682,944
Comprehensive income (loss)	—	—	—	567	26,192	—	—	26,759
Share-based compensation	—	—	2,642	—	—	—	—	2,642
Exercise of employee stock options	19	—	255	—	—	—	—	255
Exercise of public warrants, net of fees of $500	643	—	(494)	—	—	—	—	(494)
Payment of taxes for employee stock awards	—	—	(42)	—	—	—	—	(42)
Reclassification of warrants	—	—	298	—	—	—	—	298
Repurchase of common stock	(1,952)	—	—	—	—	1,952	(33,372)	(33,372)
Balance–September 30, 2021	129,170	$13	$1,300,329	$(4,161)	$438,872	3,572	$(56,063)	$1,678,990

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount
Balance–December 31, 2019	122,107	$12	8,411	$1	$1,123,805	$(756)	$251,425	$1,374,487	$94,432
Comprehensive income (loss)	—	—	—	—	—	(8,810)	81,448	72,638	(437)
Share-based compensation, including income taxes of $103	106	—	—	—	2,180	—	—	2,180	—
Exchanges	969	—	(969)	—	11,819	(17)	—	11,802	(11,802)
Distributions	—	—	—	—	—	—	—	—	(1,613)
Exercise of employee stock options	2	—	—	—	153	—	—	153	—
Payment of taxes for employee stock awards	—	—	—	—	(1,004)	—	—	(1,004)	—
Exercise of public warrants	1	—	—	—	2	—	—	2	—
Tax receivable agreement arising from exchanges, net of income taxes of $1,341	—	—	—	—	(1,942)	—	—	(1,942)	—
Balance–March 31, 2020	123,185	$12	7,442	$1	$1,135,013	$(9,583)	$332,873	$1,458,316	$80,580
Comprehensive income (loss)	—	—	—	—	—	(1,324)	(212)	(1,536)	1,096
Share-based compensation, net of income taxes of $496	46	—	—	—	1,929	—	—	1,929	—
Exchanges	1,140	—	(1,140)	—	13,803	(127)	—	13,676	(13,676)
Distributions	—	—	—	—	—	—	—	—	(365)
Exercise of employee stock options and warrants	37	—	—	—	408	—	—	408	—
Payment of taxes for employee stock awards	—	—	—	—	(32)	—	—	(32)	—
Tax receivable agreement arising from exchanges, net of income taxes of $952	—	—	—	—	(2,556)	—	—	(2,556)	—
Balance–June 30, 2020	124,408	$12	6,302	$1	$1,148,565	$(11,034)	$332,661	$1,470,205	$67,635
Comprehensive income (loss)	—	—	—	—	—	109	24,865	24,974	1,375
Share-based compensation, net of income taxes of $361	60	—	—	—	1,720	—	—	1,720	—
Distributions	—	—	—	—	—	—	—	—	(1,445)
Exercise of employee stock options and warrants	1	—	—	—	2	—	—	2	—
Exchanges	680	—	(680)	—	8,244	(79)	—	8,165	(8,165)
Payment of taxes for employee stock awards	—	—	—	—	(347)	—	—	(347)	—
Tax receivable agreement arising from exchanges, net of income taxes of $754	—	—	—	—	(1,431)	—	—	(1,431)	—
Balance–September 30, 2020	125,149	$12	5,622	$1	$1,156,753	$(11,004)	$357,526	$1,503,288	$59,400
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating activities
Net income	$82,771	$108,961
Depreciation and amortization	37,992	40,999
Debt discount amortization	931	977
Change in fair value of warrant liabilities	683	(64,978)
Tax receivable agreement remeasurement	—	610
Unrealized foreign exchange losses	(177)	1,392
Non-cash lease expense	971	358
Share-based compensation	7,005	6,583
Deferred taxes	18,280	8,575
Loss on sale of assets	—	317
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(31,240)	(7,106)
Inventories	39	7,462
Prepaids and other current assets	13,991	(4,334)
Accounts payable and accrued expenses	7,949	2,186
Customer trade allowances	8,441	5,989
Net cash provided by operating activities	147,636	107,991
Investing activities
Purchases of property and equipment	(33,360)	(33,382)
Acquisition of business, net of cash acquired	—	(316,013)
Acquisition and development of software assets	(3,330)	(4,994)
Net cash used in investing activities	(36,690)	(354,389)
Financing activities
Repayments of long-term debt and lease obligations	(8,375)	(8,375)
Proceeds from long-term debt origination, net of fees paid	—	136,888
Distributions to non-controlling interest	—	(3,423)
Repurchase of common stock	(50,063)	—
Tax payments related to issuance of shares to employees	(1,277)	(1,383)
Cash received from exercise of options and warrants, net of fees	13,285	565
Payments on tax receivable agreement	(9,270)	(10,327)
Net cash provided by (used in) financing activities	(55,700)	113,945
Effect of exchange rate changes on cash and cash equivalents	(184)	(337)
Net increase (decrease) in cash and cash equivalents	55,062	(132,790)
Cash and cash equivalents at beginning of period	173,034	285,087
Cash and cash equivalents at end of period	$228,096	$152,297

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$29,019	$31,883
Net taxes paid	$1,568	$5,403
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$5,603	$3,124
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The condensed consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in North America under the Hostess® and Voortman® brands. The Company produces a variety of new and classic treats including iconic Hostess® Donettes®, Twinkies®, CupCakes, Ding Dongs® and Zingers® as well as a variety of Voortman® cookies and wafers.
Basis of Presentation
The Company’s operations are conducted through wholly-owned operating subsidiaries. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. For the periods presented, the Company has one reportable segment.
Adoption of New Accounting Standards
In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on the Company’s condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. ASU No. 2020-04 is elective and effective as of March 12, 2020 through December 31, 2022. Once elected, this ASU must be applied prospectively for all eligible contract modifications. The Company will adopt Topic 848 when its relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 to have a material impact on its condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes (Topic 740)”. This ASU simplifies the accounting for certain income tax related items, including intraperiod tax allocations, deferred taxes related to foreign subsidiaries and step-up in tax basis of goodwill. The ASU is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. The Company adopted the standard effective January 1, 2021. Adoption of Topic 740 did not have a material impact on the Company’s condensed consolidated financial statements.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reporting period. Management utilizes estimates, including, but not limited to, valuation and useful lives of tangible and intangible assets, valuation of expected future payments under the tax receivable agreement, and reserves for trade and promotional allowances. Actual results could differ from these estimates.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of September 30, 2021 and December 31, 2020, the Company’s accounts receivable were $156.7 million and $125.6 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $2.6 million and $3.5 million for the periods ending September 30, 2021 and December 31, 2020, respectively.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	September 30, 2021	December 31, 2020

Ingredients and packaging	$22,785	$22,965
Finished goods	23,798	23,583
Inventory in transit to customers	2,726	2,800
	$49,309	$49,348
Software Costs

Capitalized software is included in “other assets, net” in the condensed consolidated balance sheets in the amount of $15.1 million and $14.7 million as of September 30, 2021 and December 31, 2020, respectively. Capitalized software costs are amortized over their estimated useful life of five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative operating expense was $1.0 million and $2.9 million for the three and nine months ended September 30, 2021, compared to $1.4 million and $4.0 million for the three and nine months ended September 30, 2020, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products in the United States, primarily within the Sweet Baked Goods category. The Company also sells products in the United States and Canada within the Cookies category.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended September 30, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$258,818	$25,185	$284,003
Canada	—	3,966	3,966
	$258,818	$29,151	$287,969

	Three Months Ended September 30, 2020
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$234,103	$22,328	$256,431
Canada	—	4,424	4,424
	$234,103	$26,752	$260,855

	Nine Months Ended September 30, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$759,010	$73,394	$832,404
Canada	—	12,471	12,471
	$759,010	$85,865	$844,875

	Nine Months Ended September 30, 2020
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$693,085	$56,094	$749,179
Canada	—	11,387	11,387
	$693,085	$67,481	$760,566
Concentrations
For the three months ended September 30, 2021 and 2020, the Company has one customer (together with its affiliates) that accounted for 18.0% and 19.7% of total net revenue, and for the nine months ended September 30, 2021 and 2020, 18.8% and 21.0% of total net revenue, respectively.
Foreign Currency Remeasurement

Certain Voortman Cookies Limited (“Voortman”) sales and costs are denominated in the Canadian dollar (“CAD”). CAD transactions have been remeasured into US dollars (“USD”) on the condensed consolidated statement of operations using the average exchange rate for the reporting period. Balances expected to be settled in CAD have been remeasured into USD on the condensed consolidated balance sheet using the exchange rate at the end of the period. During both the three and nine months ended September 30, 2021, the Company recognized a gain on remeasurement of $0.2 million, which is reported within other expense on the condensed consolidated statement of operations. During the three and nine months ended September 30, 2020, the Company recognized losses on remeasurement of $0.4 million and $1.1 million, respectively, reported within other expense on the condensed consolidated statement of operations.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
Property and equipment consists of the following:

(In thousands)	September 30, 2021	December 31, 2020

Land and buildings	$64,663	$59,774
Right of use assets, operating	32,192	31,354
Machinery and equipment	272,971	255,821
Construction in progress	34,071	25,041
	403,897	371,990
Less accumulated depreciation and amortization	(85,405)	(68,031)
	$318,492	$303,959
Depreciation expense was $5.9 million and $17.4 million for the three and nine months ended September 30, 2021, compared to $6.3 million and $16.6 million for the three and nine months ended September 30, 2020, respectively.

3. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	September 30, 2021	December 31, 2020

Incentive compensation	$14,239	$16,199
Payroll, vacation and other compensation	10,447	9,886
Interest rate swap and foreign currency contracts	5,229	13,694
Accrued interest	4,768	4,815
Other	11,858	11,121
	$46,541	$55,715

4. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations are as follows:

(In thousands)	September 30, 2021	December 31, 2020
Term Loan (3.0% as of September 30, 2021)
Principal	$1,094,388	$1,102,763
Unamortized debt premium and issuance costs	(3,987)	(4,917)
	1,090,401	1,097,846
Lease obligations	27,097	29,002
Total debt and lease obligations	1,117,498	1,126,848
Less: Current portion of long term debt and lease obligations	(14,171)	(13,811)
Long-term portion	$1,103,327	$1,113,037

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2021, minimum debt repayments under the term loan are due as follows:

(In thousands)
2021	$2,792
2022	11,167
2023	11,167
2024	11,167
2025	1,058,095

Leases

The Company has entered into operating leases for certain properties which expire at various times through 2026. The Company determines if an arrangement is a lease at inception.
At September 30, 2021 and 2020, right of use assets related to operating leases are included in property and equipment, net on the condensed consolidated balance sheet (see Note 2. Property and Equipment). As of September 30, 2021 and 2020, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the condensed consolidated balance sheet.
The table below shows the composition of lease expense:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease expense	$1,504	$1,209	$4,928	$4,273
Short-term lease expense	501	456	1,083	2,014
Variable lease expense	367	445	1,109	1,466
	$2,372	$2,110	$7,120	$7,753

5. Derivative Instruments

Warrants
As of September 30, 2021 and December 31, 2020, there were 40,866,087 and 53,936,776 public warrants outstanding, and 419,011 and 541,658 private placement warrants outstanding, respectively. Each warrant entitles its holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of Class A common stock. The warrants expire on November 4, 2021, or earlier upon redemption or liquidation. The Company may call the outstanding public warrants for redemption at a price of $0.01 per warrant, if the last sale price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders. The private placement warrants, however, are nonredeemable so long as they are held by Gores Sponsor, LLC or its permitted transferees. The potential resale of the private placement warrants, which would result in a conversion to public warrants, has been registered with the SEC. When sold to the public, the private placement warrants will become public warrants.
In July 2021, the agreement governing the Company’s public and private placement warrants was amended. Subsequent to the amendment, the exercise price for all outstanding warrants is payable through a “cashless exercise” with a premium of $0.25 added to the valuation price of each share for purposes of calculating the number of shares issuable upon exercise of the warrants.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended September 30, 2021, 4,389,288 warrants were exercised on a cashless basis, resulting in the issuance of 642,199 shares of the Company’s Class A common stock, under the terms of the amended warrant agreement.

From October 1, 2021 through the expiration of the warrants on November 4, 2021, an additional 47.2 million warrants were exercised on a cashless basis, resulting in the issuance of 9.2 million shares of the Company’s Class A common stock.

Interest Rate Swap and Foreign Currency Contracts
The Company entered into interest rate swap contracts with counter parties to make a series of payments based on fixed rates ranging from 1.11% to 1.78% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on the September 30, 2021 notional amount of $600 million reducing by $100 million each year, until $500 million remains outstanding through August 2025. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges. At September 30, 2021, the interest on the Company’s variable rate debt hedged by these contracts is effectively fixed at rates ranging from 3.36% to 4.03%.
To reduce the effect of fluctuations in CAD denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts. The contracts provide for the Company to sell a total of $13.8 million USD for $17.3 million CAD at varying defined settlement dates through September 2022. The Company has designated these contracts as cash flow hedges.
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		September 30, 2021	December 31, 2020
Liability derivatives	Location
Interest rate swap contracts (1)	Accrued expenses	$4,973	$13,688
Foreign currency contracts (2)	Accrued expenses	256	6
		$5,229	$13,694
(1) The fair values of these contracts are measured at each reporting period by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves (Level 2).
(2) The fair values of foreign currency contracts are measured at each reporting period by comparison to available market information on similar contracts (Level 2).

A summary of the gains and losses related to interest rate and foreign currency instruments in the condensed consolidated statement of operations is as follows:

		Three Months Ended		Nine Months Ended
(In thousands)		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Loss on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$962	$1,352	$3,441	$2,530

Loss on other derivative contracts	Location
Foreign currency contracts	Other expense	$—	$—	$—	$255

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Below are basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income (loss) attributable to Class A stockholders (in thousands) - basic	$26,192	$24,865	$82,771	$106,101
Less: Change in fair value of warrant liabilities	—	(2,260)	—	(64,978)
Numerator - diluted	26,192	22,605	82,771	41,123
Denominator:
Weighted-average Class A shares outstanding - basic	129,846,551	124,905,538	130,679,974	123,889,306
Dilutive effect of warrants	7,462,176	2,394,619	6,700,256	1,938,355
Dilutive effect of RSUs	564,237	286,724	515,334	251,811
Dilutive effect of stock options	185,902	—	140,807	—
Weighted-average shares outstanding - diluted	138,058,866	127,586,881	138,036,371	126,079,472

Net income per Class A share - basic	$0.20	$0.20	$0.63	$0.86

Net income per Class A share - diluted	$0.19	$0.18	$0.60	$0.33

For warrants that are liability-classified, during periods when the impact would be dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method. During the three and nine months ended September 30, 2021, the diluted weighted-average shares outstanding includes the dilutive impact of equity-classified warrants.

Stock options that were excluded from the computation of diluted weighted average shares, because their effect was anti-dilutive, for the three and nine months ended September 30, 2021, were 1,841 and 36,451 compared to 490,557 and 571,230 for the three and nine months ended September 30, 2020, respectively.

7. Income Taxes

The Company is subject to U.S. federal, state and local income taxes as well as Canadian income tax on its controlled foreign subsidiary. The income tax provision is determined based on the estimated full year effective tax rate, adjusted for infrequent or unusual items, which are recognized on a discrete basis in the period they occur. The Company’s estimated annual effective tax rate is 27.5% prior to taking into account any discrete items. As of September 30, 2021, and December 31, 2020, income taxes receivable were $1.4 million and $12.3 million, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Tax Receivable Agreement Obligations

The following table summarizes activity related to the tax receivable agreement for the nine months ended September 30, 2021:

(In thousands)
Balance December 31, 2020	$156,544
Payments	(9,270)
Balance September 30, 2021	$147,274

As of September 30, 2021 the future expected payments under the tax receivable agreement are as follows:

(In thousands)
2021	$2,400
2022	9,000
2023	9,700
2024	9,900
2025	9,800
Thereafter	106,474

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2020. The terms “our”, “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.

Overview

We are a leading North America sweet snacks company which produces sweet baked goods (“SBG”), as well as cookie and wafer products under the Hostess® and Voortman® brands. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended October 2, 2021, our branded SBG (which includes Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 21.6% per Nielsen’s U.S. SBG category data.

Factors Impacting Recent Results
Acquisition
On January 3, 2020, we completed the acquisition of all of the shares of the parent company of Voortman Cookies Limited (“Voortman”), a manufacturer of premium, branded wafers as well as sugar-free and specialty cookies. The addition of the Voortman® brand has created growth opportunities provided by a more diverse portfolio of brands and products. Our condensed consolidated statement of operations reflects the operation of these assets from January 3, 2020 through September 30, 2021.
COVID-19
The acute and far-reaching impact of the COVID-19 pandemic and actions taken by governments to contain the spread of the virus have impacted our operations. During the first two quarters of 2020, as consumers prepared for extended stays at home, we experienced an increase in consumption, particularly in our multi-pack products sold through grocery and mass retailer channels. Conversely, during that same time frame, we experienced lower consumption of single-serve products, which are often consumed away from home. During 2021, we continued to experience strong demand in our multi-pack products, as well as an increase in our immediate consumption single-serve business as mobility increased. However, we cannot predict if these trends will sustain or reverse in future periods.
Since the start of the pandemic, our internal task force has monitored the rapidly evolving situation and implemented risk mitigation actions as deemed necessary. As a result, we have not experienced significant disruptions to our supply chain and distribution network. However, it is possible that significant disruptions could still occur. Supply chain constraints seen elsewhere in the global economy due to availability of labor, transportation and raw materials could impact our ability to source ingredients and packaging for our production facilities or our ability to ship products to our customers. We continue to work closely with all of our vendors, distributors, contract manufacturers, and other external business partners to maintain availability of our products for our customers and consumers.
We have experienced no significant disruptions to our production and distribution facilities since the start of the pandemic. To protect our employees and ensure continuity of operations, we have implemented additional security and sanitation measures in all of our facilities. We continue to follow protocols that are consistent with, or ahead of CDC guidelines. As many of our non-production team members, including sales, marketing and corporate employees, return to the office after working remotely for many months, we continue to monitor employee health and safety and adhere to evolving CDC guidelines while supporting our ability to bring products to consumers.

Despite the distribution of the COVID-19 vaccines, uncertainty continues to exist regarding the pandemic and its impact on our business, including uncertainty related to, among other things, the duration of the pandemic, vaccine deployment and acceptance, new variants of COVID-19 and vaccine effectiveness for new variants, and the effect of actions to contain COVID-19 or treat its effect, including the anticipated COVID-19 Vaccine and Testing Emergency Temporary Standard to be issued by Occupational Safety and Health Administration (OSHA).
Under the provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, we were able to defer the payment of $5.6 million of 2020 employer payroll taxes. Payments of $2.8 million continue to be deferred as of September 30, 2021. Apart from this deferral and their impact on the general economy, including the labor market and consumer demand, neither the CARES Act, the American Rescue Plan enacted in the first quarter of 2021, nor any other government program intended to address COVID-19 had any material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2021 or 2020. We continue to monitor any effects that may result from the CARES Act and other stimulus programs.

Operating Results

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenue	$287,969	$260,855	$844,875	$760,566
Gross profit	98,979	91,155	299,604	259,866
As a % of net revenue	34.4%	35.0%	35.5%	34.2%
Operating costs and expenses	52,375	49,818	152,829	168,788
Operating income	46,604	41,337	146,775	91,078
Other (income) expense	10,534	8,823	32,390	(29,905)
Income tax expense	9,878	6,281	31,614	12,022
Net income	26,192	26,233	82,771	108,961
Net income attributable to Class A stockholders	$26,192	$24,865	$82,771	$106,101

Earnings per Class A share:
Basic	$0.20	$0.20	$0.63	$0.86
Diluted	$0.19	$0.18	$0.60	$0.33

Results of Operations
Net Revenue
Net revenue for the three months ended September 30, 2021 was $288.0 million, an increase of 10.4%, or $27.1 million, compared to $260.9 million for the three months ended September 30, 2020. The increase in net revenue was driven by sweet baked goods net revenue, which increased $24.7 million or 10.6%, led by gains in the club, dollar, convenience, drug and grocery channels with continued momentum of single-serve products driving favorable product mix. Cookies net revenue increased $2.4 million or 9.0% due to expanded distribution and strong point of sale growth.

Net revenue for the nine months ended September 30, 2021 was $844.9 million, an increase of 11.1%, or $84.3 million, compared to $760.6 million for the nine months ended September 30, 2020. The increase in net revenue was driven by sweet baked goods net revenue, which increased $65.9 million or 9.5%. This growth was driven by increased sales volume across multiple channels along with continued momentum of single-serve products driving favorable product mix. Cookies net revenue increased by $18.4 million or 27.2% due to the strong demand and expanded distribution of Voortman® branded products following the transition of the Voortman business to the warehouse distribution model in the second quarter of 2020.

Gross Profit
Gross profit for the three months ended September 30, 2021 was $99.0 million, with gross margin of 34.4%, compared to $91.2 million, with gross margin of 35.0% for the three months ended September 30, 2020. The decrease in gross margin was primarily attributed to increased transportation and input cost inflation partially offset by favorable product mix, pricing actions and productivity initiatives. Gross profit increased on higher volume and expanded distribution.
Gross profit for the nine months ended September 30, 2021 was $299.6 million, 35.5% of net revenue, compared to $259.9 million, or 34.2% of net revenue for the nine months ended September 30, 2020. The increase was driven primarily by favorable product mix, pricing actions and productivity initiatives as well as lapping Voortman acquisition and facility transition costs in the prior year. These benefits were partially offset by transportation and input cost inflation.
Operating Costs and Expenses
Operating costs and expenses for the three months ended September 30, 2021 were $52.4 million, compared to $49.8 million for the three months ended September 30, 2020. The increase was primarily attributed to increased advertising spend.
Operating costs and expenses for the nine months ended September 30, 2021 were $152.8 million, compared to $168.8 million for the nine months ended September 30, 2020. The decrease was primarily attributed to prior-year expenses incurred for the integration and conversion of Voortman's operations and the realization of operating cost synergies in the current year. This was partially offset by additional investment in advertising spend and increased headcount in the current-year period.
Other (Income) Expense
Other expense for the three months ended September 30, 2021 was $10.5 million compared to other expense of $8.8 million for the three months ended September 30, 2020. The increase in other expense was primarily as a result of the $2.3 million gain on change in fair value of our liability-classified warrants in the three months ended September 30, 2020. Interest expense on our term loans was $9.6 million and $10.0 million for the three months ended September 30, 2021 and 2020, respectively.

Other expense for the nine months ended September 30, 2021 was $32.4 million compared to other income of $29.9 million for the nine months ended September 30, 2020. The increase in other expense was primarily as a result of the $65.0 million gain on change in fair value of our liability-classified warrants in the nine months ended September 30, 2020. Interest expense on our term loans was $29.0 million and $31.9 million for the nine months ended September 30, 2021 and 2020, respectively. Interest expense on our term loan decreased in the current year due to the fluctuations in LIBOR.

Income Taxes
Our effective tax rate for the three months ended September 30, 2021 was 27.4% compared to 19.3% for the three months ended September 30, 2020. The effective tax rates for the respective periods were impacted by non-taxable losses of $0.2 million and non-taxable gains of $2.3 million from the change in fair value of warrant liabilities, respectively. The effective rate was also impacted by the removal of the non-controlling interest in the current-year period.

Our effective tax rate for the nine months ended September 30, 2021 was 27.6% compared to 9.9% for the nine months ended September 30, 2020. The effective tax rate for the respective periods were impacted by non-taxable losses of $0.7 million and non-taxable gains of $65.0 million from the change in fair value of warrant liabilities.

Liquidity and Capital Resources
Our primary sources of liquidity are from cash on hand, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our future cash requirements include, but are not limited to, the purchase commitments for certain raw materials and packaging used in our productions process, scheduled rent on leased facilities, scheduled debt service payments on our term loan and settlements on related interest rate swap contracts, payments on our tax receivable agreement, settlements on our outstanding foreign currency contracts and outstanding purchase orders on capital projects.

Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, future cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, such as acquisitions.

We had working capital, excluding cash, as of September 30, 2021 and December 31, 2020 of $15.4 million and $6.1 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of September 30, 2021, we had approximately $94.0 million available for borrowing, net of letters of credit, under the Revolver. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2021 and 2020 were $147.6 million and $108.0 million, respectively. Operating cash flow benefited from current year improvement in profitability as well as lapping prior-year costs related to the integration and conversion of Voortman's operations, partially offset by an increase in working capital.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 and 2020 were $36.7 million and $354.4 million, respectively. During the nine months ended September 30, 2020, we funded the CAD $423 million purchase price of Voortman with cash on hand and the proceeds from an incremental term loan on our existing credit facility. Cash used for purchase of property and equipment reflects continued investments in new bakery lines and equipment.
Cash Flows from Financing Activities
Cash outflows for financing activities were $55.7 million for the nine months ended September 30, 2021 compared to cash inflows of $113.9 million for the nine months ended September 30, 2020. The net outflow for the current-year period consisted of cash used to repurchase 3.1 million shares of our common stock under our existing securities repurchase authorization as well as scheduled payments under the tax receivable agreement and Term Loan offset by cash inflows from the proceeds on exercise of employee stock options and public warrants. The net inflow in the prior-year period reflects proceeds from debt originated to fund the purchase of Voortman.
Long-Term Debt
As of September 30, 2021, $1,094.4 million aggregate principal amount of the Term Loan was outstanding and letters of credit worth up to $6.0 million aggregate principal amount were available, reducing the amount available under the Revolver. We had no outstanding borrowings under our Revolver as of September 30, 2021. As of September 30, 2021, we were in compliance with the covenants under the Term Loan and the Revolver.

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

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2021, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Since the point at which we identified the material weakness, we have implemented the below changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to the material weakness:
•We clarified our understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the SEC on April 12, 2021 (the “Staff Statement”).
•We enhanced our accounting for such contracts to be in accordance with U.S. GAAP as clarified by the Staff Statement.
•We have designed and implemented a new control to reassess events that may change the classification of liability – or equity – classified financial instruments consistent with the SEC Statement, which was executed by individuals with sufficient experience and training.

We believe we have remediated this material weakness and will test the operational effectiveness of the control during the fourth quarter of 2021.

Other than as noted above, during the nine months ended September 30, 2021, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

4.1	Amendment No. 1, dated July 26, 2021, to the Warrant Agreement, dated as of August 13, 2015, by and between the Company and Continental Stock Transfer & Trust Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2021.

HOSTESS BRANDS, INC.

By:	/s/ Andrew P. Callahan
Andrew P. Callahan President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael J. Gernigin
Michael J. Gernigin Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer)