Form 10-Q
period 2022-03-31
Hostess Brands, Inc.
filed 2022-05-04
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 138,286,747 shares at May 2, 2022

HOSTESS BRANDS, INC.
FORM 10-Q
For the Three Months Ended March 31, 2022

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$238,431	$249,159
Accounts receivable, net	193,085	148,180
Inventories	59,867	52,813
Prepaids and other current assets	6,972	10,564
Total current assets	498,355	460,716
Property and equipment, net	354,055	335,305
Intangible assets, net	1,938,514	1,944,392
Goodwill	706,615	706,615
Other assets, net	42,821	19,283
Total assets	$3,540,360	$3,466,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$14,126	$14,170
Tax receivable agreement payments payable within one year	10,200	11,600
Accounts payable	90,591	68,104
Customer trade allowances	63,329	52,746
Accrued expenses and other current liabilities	36,873	47,009
Total current liabilities	215,119	193,629
Long-term debt and lease obligations	1,096,867	1,099,975
Tax receivable agreement obligations	134,222	134,265
Deferred tax liability	331,658	317,847
Other long-term liabilities	1,615	1,605
Total liabilities	1,779,481	1,747,321

Commitments and Contingencies (Note 9)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 142,487,326 shares issued and 138,275,493 shares outstanding as of March 31, 2022 and 142,031,329 shares issued and 138,278,573 shares outstanding as of December 31, 2021	14	14
Additional paid in capital	1,302,039	1,303,254
Accumulated other comprehensive income (loss)	17,720	(506)
Retained earnings	509,958	475,400
Treasury stock	(68,852)	(59,172)
Stockholders’ equity	1,760,879	1,718,990
Total liabilities and stockholders’ equity	$3,540,360	$3,466,311
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021

Net revenue	$332,051	$265,421
Cost of goods sold	216,427	169,902
Gross profit	115,624	95,519
Operating costs and expenses:
Advertising and marketing	11,950	11,781
Selling expense	9,777	8,630
General and administrative	29,672	22,185
Amortization of customer relationships	5,878	5,878
Total operating costs and expenses	57,277	48,474
Operating income	58,347	47,045
Other expense (income):
Interest expense, net	9,666	10,017
Change in fair value of warrant liabilities	—	(76)
Other expense	436	363
Total other expense	10,102	10,304
Income before income taxes	48,245	36,741
Income tax expense	13,687	10,009
Net income	$34,558	$26,732

Earnings per Class A share:
Basic	$0.25	$0.20
Diluted	$0.25	$0.19
Weighted-average shares outstanding:
Basic	138,602,451	130,839,313
Diluted	139,565,136	137,186,889

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021

Net income	$34,558	$26,732
Other comprehensive income:
Unrealized gain on interest rate swap and foreign currency contracts designated as a cash flow hedge	23,656	7,060
Reclassification into net income	1,062	1,327
Income tax expense	(6,492)	(2,225)
Comprehensive income	$52,784	$32,894

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2021	138,279	$14	$1,303,254	$(506)	$475,400	3,753	$(59,172)	$1,718,990
Comprehensive income	—	—	—	18,226	34,558	—	—	52,784
Share-based compensation	350	—	2,339	—	—	—	—	2,339
Exercise of employee stock options	105	—	1,662	—	—	—	—	1,662
Payment of taxes for employee stock awards	—	—	(5,216)	—	—	—	—	(5,216)
Repurchase of Common Stock	(459)	—	—	—	—	459	(9,680)	(9,680)
Balance–March 31, 2022	138,275	$14	$1,302,039	$17,720	$509,958	4,212	$(68,852)	$1,760,879

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2020	130,347	$13	$1,281,018	$(10,407)	$356,101	444	$(6,000)	$1,620,725
Comprehensive income	—	—	—	6,162	26,732	—	—	32,894
Share-based compensation	146	—	2,723	—	—	—	—	2,723
Exercise of employee stock options	20	—	262	—	—	—	—	262
Payment of taxes for employee stock awards	—	—	(843)	—	—	—	—	(843)
Exercise of public warrants	672	—	7,722	—	—	—	—	7,722
Balance–March 31, 2021	131,185	$13	$1,290,882	$(4,245)	$382,833	444	$(6,000)	$1,663,483
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities
Net income	$34,558	$26,732
Depreciation and amortization	13,297	12,691
Debt discount amortization	308	311
Change in fair value of warrant liabilities	—	(76)
Unrealized foreign exchange losses	317	123
Non-cash lease expense	125	329
Share-based compensation	2,339	2,723
Deferred taxes	7,322	6,646
Change in operating assets and liabilities:
Accounts receivable	(44,848)	(34,204)
Inventories	(7,054)	(2,796)
Prepaids and other current assets	3,735	13,112
Accounts payable and accrued expenses	10,866	6,582
Customer trade allowances	10,561	680
Net cash provided by operating activities	31,526	32,853
Investing activities
Purchases of property and equipment	(23,034)	(10,251)
Acquisition and development of software assets	(1,825)	(634)
Net cash used in investing activities	(24,859)	(10,885)
Financing activities
Repayments of long-term debt and lease obligations	(2,792)	(2,792)
Repurchase of common stock	(9,680)	—
Tax payments related to issuance of shares to employees	(5,216)	(843)
Cash received from exercise of options and warrants	1,662	7,984
Payments on tax receivable agreement	(1,443)	(1,600)
Net cash provided by (used in) financing activities	(17,469)	2,749
Effect of exchange rate changes on cash and cash equivalents	74	95
Net increase (decrease) in cash and cash equivalents	(10,728)	24,812
Cash and cash equivalents at beginning of period	249,159	173,034
Cash and cash equivalents at end of period	$238,431	$197,846

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,678	$9,807
Net taxes paid (refunded)	$(514)	$(8,191)
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$5,433	$4,026
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The condensed consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in North America under the Hostess® and Voortman® brands. The Company produces a variety of new and classic treats including iconic Hostess® Donettes®, Twinkies®, CupCakes, Ding Dongs® and Zingers®, as well as a variety of Voortman® branded cookies and wafers.
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
Principles of Consolidation
All intercompany balances and transactions related to activity between the Company and its wholly-owned subsidiaries have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reporting period.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of March 31, 2022 and December 31, 2021, the Company’s accounts receivable were $193.1 million and $148.2 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $4.4 million and $3.0 million for the periods ending March 31, 2022 and December 31, 2021, respectively.
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

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.
The components of inventories are as follows:

(In thousands)	March 31, 2022	December 31, 2021

Ingredients and packaging	$27,369	$22,607
Finished goods	28,825	26,988
Inventory in transit to customers	3,673	3,218
	$59,867	$52,813
Software Costs
Capitalized software is included in other assets in the condensed consolidated balance sheets in the amount of $15.6 million and $14.7 million as of March 31, 2022 and December 31, 2021, respectively. Capitalized software costs are amortized over their estimated useful life of up to five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative operating expense was $1.0 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products primarily within the Sweet Baked Goods category in the United States, as well as in the Cookie category in the United States and Canada.
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended March 31, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$296,372	$30,916	$327,288
Canada	—	4,763	4,763
	$296,372	$35,679	$332,051

	Three Months Ended March 31, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$237,700	$23,803	$261,503
Canada	—	3,918	3,918
	$237,700	$27,721	$265,421
Concentrations
For the three months ended March 31, 2022 and 2021, the Company had one customer (together with its affiliates) that accounted for 20.7% and 20.5% of total net revenue, respectively.
Foreign Currency Remeasurement
Certain Voortman Cookies Limited (“Voortman”) sales and costs are denominated in the Canadian dollar (“CAD”). CAD transactions have been remeasured into U.S. dollars (“USD”) on the condensed consolidated statements of operations using the average exchange rate for the reporting period. Balances expected to be settled in CAD have been remeasured into USD on the condensed consolidated balance sheets using the exchange rate at the end of the

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
period. During the three months ended March 31, 2022 and 2021, the Company recognized losses on remeasurement of $0.3 million and $0.1 million, respectively, which is reported within other expense on the condensed consolidated statement of operations.

2. Property and Equipment
Property and equipment consists of the following:

(In thousands)	March 31, 2022	December 31, 2021

Land and buildings	$72,110	$70,692
Right of use assets, operating	32,192	32,192
Machinery and equipment	300,658	299,071
Construction in progress	49,024	26,027
	453,984	427,982
Less accumulated depreciation and amortization	(99,929)	(92,677)
	$354,055	$335,305
Depreciation expense was $6.4 million for the three months ended March 31, 2022, compared to $5.8 million for the three months ended March 31, 2021.

3. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	March 31, 2022	December 31, 2021

Payroll, vacation and other compensation	$10,575	$7,791
Incentive compensation	7,041	21,172
Accrued interest	4,528	4,828
Interest rate swap and foreign currency contracts	185	2,042
Other	14,544	11,176
	$36,873	$47,009

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations are as follows:

(In thousands)	March 31, 2022	December 31, 2021
Term loan (3.0% as of March 31, 2022)
Principal	$1,088,804	$1,091,596
Unamortized debt premium and issuance costs	(3,371)	(3,679)
	1,085,433	1,087,917
Lease obligations	25,560	26,228
Total debt and lease obligations	1,110,993	1,114,145
Less: Current portion of long term debt and lease obligations	(14,126)	(14,170)
Long-term portion	$1,096,867	$1,099,975
At March 31, 2022, minimum debt repayments under the term loan are due as follows:

(In thousands)
2022	$8,375
2023	11,167
2024	11,167
2025	1,058,095
Leases
The Company has entered into operating leases for certain properties which expire at various times through 2026. The Company determines if an arrangement is a lease at inception.
At March 31, 2022 and December 31, 2021, right of use assets related to operating leases are included in property and equipment, net on the condensed consolidated balance sheets (see Note 2. Property and Equipment). As of March 31, 2022 and December 31 2021, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the condensed consolidated balance sheets.
The table below shows the composition of lease expense:

	Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Operating lease expense	$1,603	$1,653
Short-term lease expense	373	203
Variable lease expense	382	357
	$2,358	$2,213

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Derivative Instruments
Interest Rate Swap and Foreign Currency Contracts
The Company entered into interest rate swap contracts with counter parties to make a series of payments based on fixed rates ranging from 1.11% to 2.06% in addition to the term loan margin of 2.25% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on the March 31, 2022 notional amount of $800 million which will reduce by $100 million in May 2022, with the remaining $700 million outstanding through August 2025. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges. At March 31, 2022, the interest on the Company’s variable rate debt hedged by these contracts is effectively fixed at rates ranging from 3.36% to 4.31%.
To reduce the effect of fluctuations in CAD denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts. The contracts provide for the Company to sell a total of $13.4 million USD for $16.8 million CAD at varying defined settlement dates through March 2023. The Company has designated these contracts as cash flow hedges.
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		March 31, 2022	December 31, 2021
Asset derivatives	Location
Interest rate swap contracts (1)	Other non-current assets	$24,516	$1,803
Foreign currency contracts (2)	Other current assets	194	—
		$24,710	$1,803

Liability derivatives	Location
Interest rate swap contracts (1)	Accrued expenses	$80	$1,798
Foreign currency contracts (2)	Accrued expenses	105	244
		$185	$2,042
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

A summary of the gains and losses related to interest rate and foreign currency instruments in the condensed consolidated statements of operations is as follows:

		Three Months Ended
(In thousands)		March 31, 2022	March 31, 2021
Loss on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$1,062	$1,327

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Earnings per Share
Basic earnings per share is calculated by dividing net income for the period by the weighted average number of shares of Class A common stock outstanding for the period excluding non-vested share-based awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards including RSUs and stock options as well as public and private placement warrants.

Below are basic and diluted net income per share:

	Three Months Ended
	March 31, 2022	March 31, 2021
Numerator:
Net income (in thousands) - basic	$34,558	$26,732
Less: Change in fair value of warrant liabilities	—	(76)
Numerator - diluted	34,558	26,656
Denominator:
Weighted-average Class A shares outstanding - basic	138,602,451	130,839,313
Dilutive effect of warrants	—	5,830,238
Dilutive effect of RSUs	484,295	414,314
Dilutive effect of stock options	478,390	103,024
Weighted-average shares outstanding - diluted	139,565,136	137,186,889

Net income per Class A share - basic	$0.25	$0.20

Net income per Class A share - diluted	$0.25	$0.19
For warrants that are liability-classified, during periods when the impact would be dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.
There were no stock options that were excluded from the computation of diluted weighted average shares for the three months ended March 31, 2022 compared to 123,998 excluded for the three months ended March 31, 2021, because their effect was anti-dilutive.

7. Income Taxes
The Company is subject to U.S. federal, state and local income taxes as well as Canadian income tax on its controlled foreign subsidiary. The income tax provision is determined based on the estimated full year effective tax rate, adjusted for infrequent or unusual items, which are recognized on a discrete basis in the period they occur. The Company’s estimated annual effective tax rate is 27.1% prior to taking into account any discrete items. As of March 31, 2022 income taxes payable were $3.5 million as compared to income taxes receivable as of December 31, 2021 were $3.1 million.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Tax Receivable Agreement Obligations
The following table summarizes activity related to the tax receivable agreement for the three months ended March 31, 2022:

(In thousands)
Balance December 31, 2021	$145,865
Payments	(1,443)
Balance March 31, 2022	$144,422

As of March 31, 2022 the future expected payments under the tax receivable agreement are as follows:

(In thousands)
2022	$10,200
2023	9,600
2024	10,100
2025	9,400
2026	9,600
Thereafter	95,522

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. The terms “our”, “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.
Overview
We are a leading North America sweet snacks company that produces sweet baked goods (“SBG”) and cookie and wafer products, primarily under the Hostess® and Voortman® brands. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the SBG category, according to Nielsen U.S. total universe. For the 13-week period ended April 2, 2022, our branded SBG (which includes Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 22.0% per Nielsen’s U.S. SBG category data.
Factors Impacting Recent Results
There have been constraints in certain aspects of the global supply chain that have and continue to impact our operations, including cost and availability of labor, transportation and raw materials. These constraints have resulted from various macro factors, including, but not limited to, the COVID-19 pandemic, trends in labor markets, the conflict in Ukraine, the Avian Influenza and overall elevated demand for goods. We manage the impact of cost increases, wherever possible, by locking in prices on ingredients and packaging. We expect to partially mitigate the inflationary cost increases through pricing actions implemented in 2021 and the first quarter of 2022, as well as those we plan to implement throughout the remainder of 2022.
While these constraints have not significantly disrupted our operations to date, it is possible that they could materially impact our ability to source ingredients and packaging for our production facilities or our ability to ship products to our customers. We continue to work closely with all of our vendors, distributors, contract manufacturers, and other external business partners to maintain availability of our products for our customers and consumers.

Operating Results

	Three Months Ended
(In thousands, except per share data)	March 31, 2022	March 31, 2021
Net revenue	$332,051	$265,421
Gross profit	115,624	95,519
As a % of net revenue	34.8%	36.0%
Operating costs and expenses	57,277	48,474
Operating income	58,347	47,045
Other expense	10,102	10,304
Income tax expense	13,687	10,009
Net income	34,558	26,732

Earnings per Class A share:
Basic	$0.25	$0.20
Diluted	$0.25	$0.19

Results of Operations
Net Revenue
Net revenue for the three months ended March 31, 2022 increased $66.7 million, or 25.1%, compared to the three months ended March 31, 2021, with higher volumes accounting for approximately 15% of the quarterly growth and the remaining increase attributed to planned pricing action and favorable product mix. Compared to the same period last year, SBG net revenue increased $58.7 million or 24.7%, while Cookies net revenue increased $8.0 million or 28.9%.
Gross Profit
Gross profit was 34.8% of net revenue for the three months ended March 31, 2022, a decrease of 117 basis points from a gross margin of 36.0% for the three months ended March 31, 2021. The decrease in gross margin was attributed to increased transportation, labor and other input cost inflation, partially offset by pricing actions and productivity initiatives.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2022 were $57.3 million, compared to $48.5 million for the three months ended March 31, 2021. The increase was primarily attributed to higher incentive compensation and other investments in workforce as well as project consulting costs.
Other (Income) Expense
Other expense for the three months ended March 31, 2022 was $10.1 million compared to other expense of $10.3 million for the three months ended March 31, 2021. The decrease in other expense was primarily due to interest expense on our term loans, which was $9.4 million and $9.7 million for the three months ended March 31, 2022 and 2021, respectively.
Income Taxes
Our effective tax rate for the three months ended March 31, 2022 was 28.4% compared to 27.2% for the three months ended March 31, 2021. The increase in the tax rate is attributed to a discrete expense of $0.6 million recognized during the three months ended March 31, 2022, related to share-based compensation..

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
We had working capital, excluding cash, as of March 31, 2022 and December 31, 2021 of $44.8 million and $17.9 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of March 31, 2022, we had approximately $94.0 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2022 and 2021 were $31.5 million and $32.9 million, respectively. Despite an increase in earnings, operating cash flow decreased slightly due to an increase in working capital in the current year and additional tax refunds of $7.7 million received in the prior-year period.
Cash Flows from Investing Activities
Investing activities used $24.9 million and $10.9 million of cash for the three months ended March 31, 2022 and 2021, respectively. On February 22, 2022, we purchased a facility in Arkadelphia, Arkansas for a total purchase price of $11.5 million. Additional capital expenditures were incurred on this project during the three months ended March 31, 2022, and we expect elevated capital expenditures due to this project throughout the remainder of 2022.
Cash Flows from Financing Activities
Financing activities used $17.5 million for the three months ended March 31, 2022 and provided $2.7 million for the three months ended March 31, 2021. The net outflow for the current-year period consisted of cash used to repurchase 0.5 million shares of our common stock under existing securities repurchase authorizations as well as scheduled payments under the tax receivable agreement and term loan. The net inflow in the prior-year period reflects proceeds on exercise of employee stock options and proceeds from the exercise of public warrants, offset by scheduled payments under the tax receivable agreement and term loan.
Long-Term Debt
As of March 31, 2022, $1,088.8 million aggregate principal amount of the term loan was outstanding and letters of credit worth up to $6.0 million aggregate principal amount were available, reducing the amount available under the Revolver. We had no outstanding borrowings under our Revolver as of March 31, 2022. As of March 31, 2022, we were in compliance with the covenants under the term loan and the Revolver.
Contractual Obligations and Commitments
There were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
During the three months ended March 31, 2022, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
We are involved from time to time in lawsuits, claims and proceedings arising in the ordinary course of business. These matters typically involve personnel and employment issues, personal injury claims, contract matters and other proceedings arising in the ordinary course of business. Although we do not expect the outcome of these matters to have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments, enter into settlements or be subject to claims that could materially impact our results.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 1, 2022. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2022.

HOSTESS BRANDS, INC.

By:	/s/ Michael J. Gernigin
Michael J. Gernigin Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer (Principal Financial Officer)