Form 10-Q
period 2022-06-30
Hostess Brands, Inc.
filed 2022-08-03
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 136,496,962 shares at August 1, 2022

HOSTESS BRANDS, INC.
FORM 10-Q
For the Six Months Ended June 30, 2022

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required by law.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$206,831	$249,159
Short-term investments	20,918	—
Accounts receivable, net	178,769	148,180
Inventories	60,809	52,813
Prepaids and other current assets	10,540	10,564
Total current assets	477,867	460,716
Property and equipment, net	359,444	335,305
Intangible assets, net	1,932,636	1,944,392
Goodwill	706,615	706,615
Other assets, net	52,645	19,283
Total assets	$3,529,207	$3,466,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$14,009	$14,170
Tax receivable agreement payments payable within one year	11,100	11,600
Accounts payable	84,147	68,104
Customer trade allowances	60,668	52,746
Accrued expenses and other current liabilities	42,079	47,009
Total current liabilities	212,003	193,629
Long-term debt and lease obligations	1,092,797	1,099,975
Tax receivable agreement obligations	125,452	134,265
Deferred tax liability	336,587	317,847
Other long-term liabilities	1,635	1,605
Total liabilities	1,768,474	1,747,321

Commitments and Contingencies (Note 9)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 142,546,549 shares issued and 136,486,712 shares outstanding as of June 30, 2022 and 142,031,329 shares issued and 138,278,573 shares outstanding as of December 31, 2021	14	14
Additional paid in capital	1,304,970	1,303,254
Accumulated other comprehensive income (loss)	22,993	(506)
Retained earnings	540,434	475,400
Treasury stock	(107,678)	(59,172)
Stockholders’ equity	1,760,733	1,718,990
Total liabilities and stockholders’ equity	$3,529,207	$3,466,311
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net revenue	$340,472	$291,485	$672,523	$556,906
Cost of goods sold	227,772	186,379	444,199	356,281
Gross profit	112,700	105,106	228,324	200,625
Operating costs and expenses:
Advertising and marketing	15,587	13,144	27,537	24,925
Selling	10,137	9,454	19,914	18,084
General and administrative	30,127	23,504	59,799	45,689
Amortization of customer relationships	5,878	5,878	11,756	11,756
Total operating costs and expenses	61,729	51,980	119,006	100,454
Operating income	50,971	53,126	109,318	100,171
Other expense (income):
Interest expense, net	9,741	9,954	19,407	19,971
Change in fair value of warrant liabilities	—	531	—	455
Other expense (income)	(507)	1,067	(71)	1,430
Total other expense	9,234	11,552	19,336	21,856
Income before income taxes	41,737	41,574	89,982	78,315
Income tax expense	11,261	11,727	24,948	21,736
Net income	$30,476	$29,847	$65,034	$56,579

Earnings per Class A share:
Basic	$0.22	$0.23	$0.47	$0.43
Diluted	$0.22	$0.21	$0.47	$0.41
Weighted-average shares outstanding:
Basic	137,909,156	131,354,059	138,255,803	131,096,686
Diluted	138,958,242	138,925,489	139,263,303	138,026,854

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Net income	$30,476	$29,847	$65,034	$56,579
Other comprehensive income:
Unrealized gain (loss) on interest rate swap and foreign currency contracts designated as a cash flow hedge	6,327	(1,810)	29,983	5,251
Reclassification into net income	823	1,152	1,885	2,479
Income tax expense	(1,877)	175	(8,369)	(2,051)
Comprehensive income	$35,749	$29,364	$88,533	$62,258

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2021	138,279	$14	$1,303,254	$(506)	$475,400	3,753	$(59,172)	$1,718,990
Comprehensive income	—	—	—	18,226	34,558	—	—	52,784
Share-based compensation	350	—	2,339	—	—	—	—	2,339
Exercise of employee stock options	105	—	1,662	—	—	—	—	1,662
Payment of taxes for employee stock awards	—	—	(5,216)	—	—	—	—	(5,216)
Repurchase of Common Stock	(459)	—	—	—	—	459	(9,680)	(9,680)
Balance–March 31, 2022	138,275	$14	$1,302,039	$17,720	$509,958	4,212	$(68,852)	$1,760,879
Comprehensive income	—	—	—	5,273	30,476	—	—	35,749
Share-based compensation	23	—	2,648	—	—	—	—	2,648
Exercise of employee stock options	37	—	579	—	—	—	—	579
Payment of taxes for employee stock awards	—	—	(296)	—	—	—	—	(296)
Repurchase of common stock	(1,848)	—	—	—	—	1,848	(38,826)	(38,826)
Balance–June 30, 2022	136,487	$14	$1,304,970	$22,993	$540,434	6,060	$(107,678)	$1,760,733

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2020	130,347	$13	$1,281,018	$(10,407)	$356,101	444	$(6,000)	$1,620,725
Comprehensive income	—	—	—	6,162	26,732	—	—	32,894
Share-based compensation	146	—	2,723	—	—	—	—	2,723
Exercise of employee stock options	20	—	262	—	—	—	—	262
Payment of taxes for employee stock awards	—	—	(843)	—	—	—	—	(843)
Exercise of public warrants	672	—	7,722	—	—	—	—	7,722
Balance–March 31, 2021	131,185	$13	$1,290,882	$(4,245)	$382,833	444	$(6,000)	$1,663,483
Comprehensive income (loss)	—	—	—	(483)	29,847	—	—	29,364
Share-based compensation	22	—	1,640	—	—	—	—	1,640
Exercise of employee stock options	220	—	3,135	—	—	—	—	3,135
Exercise of public warrants	209	—	2,405	—	—	—	—	2,405
Payment of taxes for employee stock awards	—	—	(392)	—	—	—	—	(392)
Repurchase of common stock	(1,176)	—	—	—	—	1,176	(16,691)	(16,691)
Balance–June 30, 2021	130,460	$13	$1,297,670	$(4,728)	$412,680	1,620	$(22,691)	$1,682,944
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating activities
Net income	$65,034	$56,579
Depreciation and amortization	27,951	25,223
Debt discount amortization	615	621
Change in fair value of warrant liabilities	—	455
Unrealized foreign exchange losses (gains)	(217)	73
Non-cash lease expense	247	659
Share-based compensation	4,987	4,363
Deferred taxes	10,374	13,932
Change in operating assets and liabilities:
Accounts receivable	(30,600)	(23,194)
Inventories	(7,996)	(2,816)
Prepaids and other current assets	(131)	8,844
Accounts payable and accrued expenses	8,967	1,735
Customer trade allowances	7,934	827
Net cash provided by operating activities	87,165	87,301
Investing activities
Purchases of property and equipment	(36,302)	(20,051)
Acquisition of short-term investments	(20,918)	—
Acquisition and development of software assets	(5,607)	(2,129)
Net cash used in investing activities	(62,827)	(22,180)
Financing activities
Repayments of long-term debt and lease obligations	(5,584)	(5,584)
Repurchase of common stock	(48,506)	(16,691)
Tax payments related to issuance of shares to employees	(5,512)	(1,235)
Cash received from exercise of options and warrants	2,241	13,524
Payments on tax receivable agreement	(9,313)	(9,270)
Net cash provided by (used in) financing activities	(66,674)	(19,256)
Effect of exchange rate changes on cash and cash equivalents	8	(92)
Net increase (decrease) in cash and cash equivalents	(42,328)	45,773
Cash and cash equivalents at beginning of period	249,159	173,034
Cash and cash equivalents at end of period	$206,831	$218,807

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$18,599	$19,451
Net taxes paid (refunded)	$11,489	$(1,506)
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$6,358	$5,046
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The condensed consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in the U.S. under the Hostess® brands and in North America under theVoortman® brands. The Company produces a variety of new and classic treats including iconic Hostess® Donettes®, Twinkies®, CupCakes, Ding Dongs® and Zingers®, as well as a variety of Voortman® branded cookies and wafers.
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
Held-to-Maturity Debt Securities
The Company classifies its investments in debt securities where it has positive intent and ability to hold until maturity as held-to-maturity. As of June 30, 2022, the Company’s held-to-maturity investments included $55.6 million of commercial paper and $17.0 million of U.S. treasury securities classified as cash and cash equivalents and $12.9 million of U.S. treasury securities and $8.0 million of U.S. agency bonds classified as short-term investments on the condensed consolidated balance sheet. As of December 31, 2021, the Company had no held-to-maturity investments. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in interest expense, net on the condensed consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recognized less than $0.1 million in realized gains and losses. The Company’s held-to-maturity investments are classified as Level 2 in the fair value hierarchy because they are valued using inputs other than quoted prices, which are directly or indirectly observable in the market, including prices for similar assets in active markets as well as quoted prices for identical or similar assets in markets that are not active.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of June 30, 2022 and December 31, 2021, the Company’s accounts receivable were $178.8 million and $148.2 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $4.3 million and $3.0 million for the periods ending June 30, 2022 and December 31, 2021, respectively.
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
The components of inventories are as follows:

(In thousands)	June 30, 2022	December 31, 2021

Ingredients and packaging	$29,286	$22,607
Finished goods	27,570	26,988
Inventory in transit to customers	3,953	3,218
	$60,809	$52,813
Capitalized Interest
The Company capitalizes a portion of the interest on its term loan (see Note 4. Debt and Lease Obligations) related to certain property and equipment during its construction period. The capitalized interest is recorded as part of the asset to which it relates and depreciated over the asset’s estimated useful life. The Company capitalized interest of $0.2 million during the three and six months ended June 30, 2022. No interest was capitalized during the three and six months ended June 30, 2021. Capitalized interest is included in property and equipment, net on the condensed consolidated balance sheets.
Software Costs
Capitalized software is included in other assets in the condensed consolidated balance sheets in the amount of $18.3 million and $14.7 million as of June 30, 2022 and December 31, 2021, respectively. Capitalized software costs are amortized over their estimated useful life of up to five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative expense in the condensed consolidated statements of operations was $1.0 million and $2.1 million for the three and six months ended June 30, 2022, compared to $1.0 million and $1.9 million for the three and six months ended June 30, 2021, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products primarily within the Sweet Baked Goods (“SBG”) category in the United States, as well as in the Cookie category in the United States and Canada.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended June 30, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$303,437	$32,348	$335,785
Canada	—	4,687	4,687
	$303,437	$37,035	$340,472

	Three Months Ended June 30, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$262,491	$24,407	$286,898
Canada	—	4,587	4,587
	$262,491	$28,994	$291,485

	Six Months Ended June 30, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$599,809	$63,264	$663,073
Canada	—	9,450	9,450
	$599,809	$72,714	$672,523

	Six Months Ended June 30, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$500,191	$48,210	$548,401
Canada	—	8,505	8,505
	$500,191	$56,715	$556,906
Concentrations
The Company had one customer (together with its affiliates) that accounted for 20.1% and 20.4% of total net revenue for the three and six months ended June 30, 2022, and 18.1% and 19.3% for the three and six months ended June 30, 2021, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
Property and equipment consists of the following:

(In thousands)	June 30, 2022	December 31, 2021

Land and buildings	$73,729	$70,692
Right of use assets, operating	32,192	32,192
Machinery and equipment	301,313	299,071
Construction in progress	59,486	26,027
	466,720	427,982
Less accumulated depreciation and amortization	(107,276)	(92,677)
	$359,444	$335,305
Depreciation expense was $7.7 million and $14.1 million for the three and six months ended June 30, 2022, compared to $5.7 million and $11.5 million for the three and six months ended June 30, 2021, respectively.

3. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	June 30, 2022	December 31, 2021

Payroll, vacation and other compensation	$8,704	$7,791
Incentive compensation	14,706	21,172
Accrued interest	5,295	4,828
Interest rate swap and foreign currency contracts	157	2,042
Other	13,217	11,176
	$42,079	$47,009

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations are as follows:

(In thousands)	June 30, 2022	December 31, 2021
Term loan (3.6% as of June 30, 2022)
Principal	$1,086,013	$1,091,596
Unamortized debt premium and issuance costs	(3,380)	(3,679)
	1,082,633	1,087,917
Lease obligations	24,173	26,228
Total debt and lease obligations	1,106,806	1,114,145
Less: Current portion of long term debt and lease obligations	(14,009)	(14,170)
Long-term portion	$1,092,797	$1,099,975
At June 30, 2022, minimum debt repayments under the term loan are due as follows:

(In thousands)
2022	$5,584
2023	11,167
2024	11,167
2025	1,058,095
Leases
The Company has entered into operating leases for certain properties which expire at various times through 2026. The Company determines if an arrangement is a lease at inception.
At June 30, 2022 and December 31, 2021, right of use assets related to operating leases are included in property and equipment, net on the condensed consolidated balance sheets (see Note 2. Property and Equipment). As of June 30, 2022 and 2021, the Company has no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the condensed consolidated balance sheets.
The table below shows the composition of lease expense:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease expense	$1,585	$1,771	$3,188	$3,424
Short-term lease expense	461	379	834	582
Variable lease expense	391	385	773	742
	$2,437	$2,535	$4,795	$4,748

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Derivative Instruments
Interest Rate Swap and Foreign Currency Contracts
The Company entered into interest rate swap contracts with counterparties to make a series of payments based on fixed rates ranging from 1.11% to 2.06% in addition to the term loan margin of 2.25% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on the June 30, 2022 notional amount of $700 million, outstanding through August 2025. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges. At June 30, 2022, the interest on the Company’s variable rate debt hedged by these contracts is effectively fixed at rates ranging from 3.36% to 4.31%.
To reduce the effect of fluctuations in Canadian dollar (“CAD”) denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts. The contracts provide for the Company to sell a total of $13.0 million USD for $16.5 million CAD at varying defined settlement dates through June 2023. The Company has designated these contracts as cash flow hedges.
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		June 30, 2022	December 31, 2021
Asset derivatives	Location
Interest rate swap contracts (1)	Other non-current assets	$31,925	$1,803

Liability derivatives	Location
Interest rate swap contracts (1)	Accrued expenses	$—	$1,798
Foreign currency contracts (2)	Accrued expenses	157	244
		$157	$2,042
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

A summary of the gains and losses related to interest rate and foreign currency instruments in the condensed consolidated statements of operations is as follows:

		Three Months Ended		Six Months Ended
(In thousands)		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Loss on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$823	$1,152	$1,885	$2,479

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

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net income (in thousands)	$30,476	$29,847	$65,034	$56,579
Denominator:
Weighted-average Class A shares outstanding - basic	137,909,156	131,354,059	138,255,803	131,096,686
Dilutive effect of warrants	—	6,867,024	—	6,319,296
Dilutive effect of RSUs	559,426	555,050	522,424	486,250
Dilutive effect of stock options	489,660	149,356	485,076	124,622
Weighted-average shares outstanding - diluted	138,958,242	138,925,489	139,263,303	138,026,854

Net income per Class A share - basic	$0.22	$0.23	$0.47	$0.43

Net income per Class A share - diluted	$0.22	$0.21	$0.47	$0.41
For warrants that are liability-classified, during periods when the impact would be dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method. All warrants were exercised or expired as of December 31, 2021.

7. Income Taxes
The Company is subject to U.S. federal, state and local income taxes as well as Canadian income tax on its controlled foreign subsidiary. The income tax provision is determined based on the estimated full year effective tax rate, adjusted for infrequent or unusual items, which are recognized on a discrete basis in the period they occur. The Company’s estimated annual effective tax rate is 27.2% prior to taking into account any discrete items.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Tax Receivable Agreement Obligations
The following table summarizes activity related to the tax receivable agreement for the six months ended June 30, 2022:

(In thousands)
Balance December 31, 2021	$145,865
Payments	(9,313)
Balance June 30, 2022	$136,552

As of June 30, 2022 the future expected payments under the tax receivable agreement are as follows:

(In thousands)
2022	$2,300
2023	10,300
2024	10,100
2025	9,400
2026	9,600
Thereafter	94,852

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
In December 2020, the Company asserted claims for indemnification against the sellers under the terms of the Share Purchase Agreement pursuant to which the Company acquired Voortman. The Company’s claims were for an aggregate of approximately $90 million CAD in damages arising out of alleged breaches by the sellers of certain representations, warranties and covenants contained in such agreement relating to periods prior to the closing of the acquisition. The Company also submitted claims relating to these alleged breaches under the representation and warranty insurance policy (“RWI”) it purchased in connection with the acquisition. In June 2022, the RWI insurers agreed to pay the Company $42.5 million CAD (the RWI coverage limit) related to these breaches. The Company expects to realize the proceeds as a gain in its condensed consolidated statement of operations when they are received in the third quarter of 2022. The Company, together with the RWI insurers, now intends to pursue claims against the sellers. Although the Company strongly believes that its claims against the sellers are meritorious, no assurance can be given as to whether the Company will recover all, or any part, of the amounts it pursues directly against the sellers.

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
Overview
We are a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in the U.S. under the Hostess® and in North America under the Voortman® brands. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the Sweet Baked Goods (SBG) category, according to Nielsen U.S. total universe. For the 13-week period ended July 2, 2022, our branded SBG (which includes Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 21.7% per Nielsen’s U.S. SBG category data.
Factors Impacting Recent Results
We believe volatility in certain aspects of the global supply chain have had a continued impact on our operations, including the cost and availability of labor, transportation and raw materials. Various macro factors, including, but not limited to, the COVID-19 pandemic, labor market trends, rising fuel and transportation costs, the conflict in Ukraine, the Avian Influenza and overall elevated demand for goods, have led to fragility in the supply chain. We have attempted to mitigate the impact of these cost increases on our business, to the extent possible, by locking in prices on certain raw materials and through pricing actions implemented with customers in 2021 and the first half of 2022.
Given the fragility of the global supply-chain environment, our ability to source raw materials for our production facilities or produce and ship products to meet the needs of our customers may be materially impacted. We continue to work closely with all of our vendors, distributors, contract manufacturers and other external business partners to maintain availability of our products for our customers and consumers.

Operating Results

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net revenue	$340,472	$291,485	$672,523	$556,906
Gross profit	112,700	105,106	228,324	200,625
As a % of net revenue	33.1%	36.1%	34.0%	36.0%
Operating costs and expenses	61,729	51,980	119,006	100,454
Operating income	50,971	53,126	109,318	100,171
Other expense	9,234	11,552	19,336	21,856
Income tax expense	11,261	11,727	24,948	21,736
Net income	30,476	29,847	65,034	56,579

Earnings per Class A share:
Basic	$0.22	$0.23	$0.47	$0.43
Diluted	$0.22	$0.21	$0.47	$0.41

Results of Operations
Net Revenue
Net revenue for the three months ended June 30, 2022 increased $49.0 million, or 16.8%, compared to the three months ended June 30, 2021. Contribution from previously taken pricing actions and product mix provided 13.8% of the growth, while higher volumes accounted for 3.0% of the quarterly growth. Compared to the same period last year, SBG net revenue increased $41.0 million or 15.6%, while cookies net revenue increased $8.0 million or 27.6%.
Net revenue for the six months ended June 30, 2022 increased $115.6 million, or 20.8%, compared to the six months ended June 30, 2021. Contribution from previously taken pricing actions and favorable product mix provided nearly 12.1% of the growth, while higher volumes accounted for 8.7% of the year-to-date growth. Compared to the same period last year, SBG net revenue increased $99.6 million or 19.9%, while cookies net revenue increased $16.0 million or 28.2%.
Gross Profit
Gross profit increased 7.2% and was 33.1% of net revenue for the three months ended June 30, 2022, a decrease of 295 basis points from a gross margin of 36.1% for the three months ended June 30, 2021. The decrease in gross margin was due to inflation and inefficiencies caused by supply-chain fragility, partially offset by favorable price/mix and productivity benefits. The increase in gross profit was attributed to pricing actions and higher volume.
Gross profit increased 13.8% and was 34.0% of net revenue for the six months ended June 30, 2022, a decrease of 207 basis points from a gross margin of 36.0% for the six months ended June 30, 2021. The decrease in gross margin was attributed to inflationary pressures, partially offset by favorable price/mix. Gross profit increased from the benefit of pricing actions and higher volume.
Operating Costs and Expenses
Operating costs and expenses for the three months ended June 30, 2022 were $61.7 million, compared to $52.0 million for the three months ended June 30, 2021. The increase was primarily attributed to higher advertising expense as well as higher investments in our workforce, depreciation expense and share-based compensation expense.
Operating costs and expenses for the six months ended June 30, 2022 were $119.0 million, compared to $100.5 million for the six months ended June 30, 2021. The increase was primarily attributed to higher investments in our workforce as well as project consulting costs, higher advertising expense and depreciation expense.

Other Expense
Other expense for the three months ended June 30, 2022 was $9.2 million compared to $11.6 million for the three months ended June 30, 2021. The decrease in other expense was due to lapping costs related to certain corporate initiatives in the prior year period and favorable remeasurement of foreign currency in the current year period. Interest expense on our term loan was $9.7 million and $9.6 million for the three months ended June 30, 2022 and 2021, respectively.
Other expense for the six months ended June 30, 2022 was $19.3 million compared to $21.9 million for the six months ended June 30, 2021. The decrease in other expense was due to lapping costs related to certain corporate initiative in the prior year period. Interest expense on our term loan was $19.1 million and $19.3 million for the six months ended June 30, 2022 and 2021, respectively.
Income Taxes
Our effective tax rate for the three months ended June 30, 2022 was 27.0% compared to 28.2% for the three months ended June 30, 2021. The decrease in the tax rate is attributed to discrete tax expense recognized in the prior-year period.
Our effective tax rate for the six months ended June 30, 2022 was 27.7% compared to 27.8% for the six months ended June 30, 2021. The tax rates in both current and prior-year periods reflect certain immaterial discrete tax items. Absent these items, the Company’s effective tax rate would have been approximately 27.0% in both periods.
Liquidity and Capital Resources
Our primary sources of liquidity are from cash on hand, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents and short-term investments on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our future cash requirements include, but are not limited to, the purchase commitments for certain raw materials and packaging used in our production process, scheduled rent on leased facilities, scheduled debt service payments on our term loan, settlements on related interest rate swap contracts, payments on our tax receivable agreement, settlements on our outstanding foreign currency contracts and outstanding purchase orders on capital projects.
Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, future cash requirements could be higher than we currently expect as a result of various factors, including any expansion of our business that we undertake, such as acquisitions or bringing new production facilities on line. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
We had working capital, excluding cash and short-term investments, as of June 30, 2022 and December 31, 2021 of $38.1 million and $17.9 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of June 30, 2022, we had approximately $93.9 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2022 and 2021 were $87.2 million and $87.3 million, respectively. Despite an increase in earnings, operating cash flow remained relatively the same due to tax refunds of $7.7 million received in the prior-year period.
Cash Flows from Investing Activities
Investing activities used $62.8 million and $22.2 million of cash for the six months ended June 30, 2022 and 2021, respectively. On February 22, 2022, we purchased a facility in Arkadelphia, Arkansas for a total purchase price of $11.5 million. Additional capital expenditures were incurred on this project during the six months ended June 30, 2022, and we expect elevated capital expenditures due to this project throughout the remainder of 2022. Additionally, during the six months ended June 30, 2022, we invested in short-term marketable securities of $20.9 million.

Cash Flows from Financing Activities
Financing activities used $66.7 million and $19.3 million for the six months ended June 30, 2022 and 2021. The net outflow in the current-year period consisted of cash used to repurchase 2.3 million shares of our common stock under existing securities repurchase authorizations, as well as scheduled payments under the tax receivable agreement and term loan. The net outflow in the prior-year period reflects proceeds on exercise of employee stock options and proceeds from the exercise of public warrants, offset by cash used to repurchase 1.2 million shares of our common stock under existing securities repurchase authorizations and scheduled payments under the tax receivable agreement and term loan.
Long-Term Debt
As of June 30, 2022, $1,086.0 million aggregate principal amount of the term loan was outstanding and letters of credit worth up to $6.1 million aggregate principal amount were available, reducing the amount available under the Revolver. We had no outstanding borrowings under our Revolver as of June 30, 2022, with a remaining borrowing capacity of $93.9 million. As of June 30, 2022, we were in compliance with the covenants under the term loan and the Revolver.
Contractual Obligations, Commitments and Contingencies
There were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
During the three months ended June 30, 2022, we reached an agreement with the insurers of the representations and warranty insurance policy related to the acquisition of Voortman. Under the terms of this agreement, we expect to receive $42.5 million CAD in the third quarter of 2022. We expect to recognize this nonrecurring gain as a component of other income within our condensed consolidated statement of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
During the six months ended June 30, 2022, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Hostess Brands, Inc. Amended and Restated 2016 Equity Incentive Plan (1)

10.2	Hostess Brands, Inc. 2022 Employee Stock Purchase Plan (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2022 and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2022.

HOSTESS BRANDS, INC.

By:	/s/ Travis E. Leonard
Travis E. Leonard Executive Vice President, Chief Financial Officer