Form 10-Q
period 2022-09-30
Hostess Brands, Inc.
filed 2022-11-02
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 133,886,737 shares at October 31, 2022

HOSTESS BRANDS, INC.
FORM 10-Q
For the Three Months Ended September 30, 2022

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

PART I
Item 1. Financial Statements (Unaudited)

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$190,828	$249,159
Short-term investments	41,891	—
Accounts receivable, net	199,917	148,180
Inventories	65,444	52,813
Prepaids and other current assets	10,914	10,564
Total current assets	508,994	460,716
Property and equipment, net	385,085	335,305
Intangible assets, net	1,926,758	1,944,392
Goodwill	706,615	706,615
Other assets, net	72,732	19,283
Total assets	$3,600,184	$3,466,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$14,251	$14,170
Tax receivable agreement payments payable within one year	11,100	11,600
Accounts payable	95,958	68,104
Customer trade allowances	68,799	52,746
Accrued expenses and other current liabilities	54,513	47,009
Total current liabilities	244,621	193,629
Long-term debt and lease obligations	1,088,914	1,099,975
Tax receivable agreement obligations	124,592	134,265
Deferred tax liability	343,009	317,847
Other long-term liabilities	1,568	1,605
Total liabilities	1,802,704	1,747,321

Commitments and Contingencies (Note 9)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 142,567,808 shares issued and 134,570,118 shares outstanding as of September 30, 2022 and 142,031,329 shares issued and 138,278,573 shares outstanding as of December 31, 2021	14	14
Additional paid in capital	1,307,813	1,303,254
Accumulated other comprehensive income (loss)	36,172	(506)
Retained earnings	606,703	475,400
Treasury stock	(153,222)	(59,172)
Stockholders’ equity	1,797,480	1,718,990
Total liabilities and stockholders’ equity	$3,600,184	$3,466,311
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net revenue	$346,226	$287,969	$1,018,749	$844,875
Cost of goods sold	230,805	188,990	675,004	545,271
Gross profit	115,421	98,979	343,745	299,604
Operating costs and expenses:
Advertising and marketing	15,816	14,767	43,353	39,692
Selling	9,696	8,166	29,610	26,250
General and administrative	30,502	23,565	90,301	69,254
Amortization of customer relationships	5,878	5,877	17,634	17,633
Tax receivable agreement remeasurement	(860)	—	(860)	—
Total operating costs and expenses	61,032	52,375	180,038	152,829
Operating income	54,389	46,604	163,707	146,775
Other expense (income):
Interest expense, net	10,276	9,928	29,683	29,899
Change in fair value of warrant liabilities	—	228	—	683
Other expense (income)	(31,921)	378	(31,992)	1,808
Total other expense (income)	(21,645)	10,534	(2,309)	32,390
Income before income taxes	76,034	36,070	166,016	114,385
Income tax expense	9,765	9,878	34,713	31,614
Net income	$66,269	$26,192	$131,303	$82,771

Earnings per Class A share:
Basic	$0.49	$0.20	$0.95	$0.63
Diluted	$0.48	$0.19	$0.95	$0.60
Weighted-average shares outstanding:
Basic	136,436,428	129,846,551	137,636,441	130,679,974
Diluted	137,604,256	138,058,866	138,702,172	138,036,371

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Net income	$66,269	$26,192	$131,303	$82,771
Other comprehensive income:
Unrealized gain (loss) on interest rate swap and foreign currency contracts designated as a cash flow hedge	19,058	(192)	49,041	5,058
Reclassification into net income	(1,188)	962	697	3,441
Income tax expense	(4,691)	(203)	(13,060)	(2,253)
Comprehensive income	$79,448	$26,759	$167,981	$89,017

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2021	138,279	$14	$1,303,254	$(506)	$475,400	3,753	$(59,172)	$1,718,990
Comprehensive income	—	—	—	18,226	34,558	—	—	52,784
Share-based compensation	350	—	2,339	—	—	—	—	2,339
Exercise of employee stock options	105	—	1,662	—	—	—	—	1,662
Payment of taxes for employee stock awards	—	—	(5,216)	—	—	—	—	(5,216)
Repurchase of common stock	(459)	—	—	—	—	459	(9,680)	(9,680)
Balance–March 31, 2022	138,275	$14	$1,302,039	$17,720	$509,958	4,212	$(68,852)	$1,760,879
Comprehensive income	—	—	—	5,273	30,476	—	—	35,749
Share-based compensation	23	—	2,648	—	—	—	—	2,648
Exercise of employee stock options	37	—	579	—	—	—	—	579
Payment of taxes for employee stock awards	—	—	(296)	—	—	—	—	(296)
Repurchase of common stock	(1,848)	—	—	—	—	1,848	(38,826)	(38,826)
Balance–June 30, 2022	136,487	$14	$1,304,970	$22,993	$540,434	6,060	$(107,678)	$1,760,733
Comprehensive income	—	—	—	13,179	66,269	—	—	79,448
Share-based compensation	1	—	2,613	—	—	—	—	2,613
Exercise of employee stock options	20	—	300	—	—	—	—	300
Payment of taxes for employee stock awards	—	—	(70)	—	—	—	—	(70)
Repurchase of common stock	(1,938)	—	—	—	—	1,938	(45,544)	(45,544)
Balance–September 30, 2022	134,570	$14	$1,307,813	$36,172	$606,703	7,998	$(153,222)	$1,797,480

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2020	130,347	$13	$1,281,018	$(10,407)	$356,101	444	$(6,000)	$1,620,725
Comprehensive income	—	—	—	6,162	26,732	—	—	32,894
Share-based compensation	146	—	2,723	—	—	—	—	2,723
Exercise of employee stock options	20	—	262	—	—	—	—	262
Payment of taxes for employee stock awards	—	—	(843)	—	—	—	—	(843)
Exercise of public warrants	672	—	7,722	—	—	—	—	7,722
Balance–March 31, 2021	131,185	$13	$1,290,882	$(4,245)	$382,833	444	$(6,000)	$1,663,483
Comprehensive income (loss)	—	—	—	(483)	29,847	—	—	29,364
Share-based compensation	22	—	1,640	—	—	—	—	1,640
Exercise of employee stock options	220	—	3,135	—	—	—	—	3,135
Exercise of public warrants	209	—	2,405	—	—	—	—	2,405
Payment of taxes for employee stock awards	—	—	(392)	—	—	—	—	(392)
Repurchase of common stock	(1,176)	—	—	—	—	1,176	(16,691)	(16,691)
Balance–June 30, 2021	130,460	$13	$1,297,670	$(4,728)	$412,680	1,620	$(22,691)	$1,682,944
Comprehensive income	—	—	—	567	26,192	—	—	26,759
Share-based compensation	—	—	2,642	—	—	—	—	2,642
Exercise of employee stock options	19	—	255	—	—	—	—	255
Exercise of public warrants, net of fees of $500	643	—	(494)	—	—	—	—	(494)
Payment of taxes for employee stock awards	—	—	(42)	—	—	—	—	(42)
Reclassification of warrants	—	—	298	—	—	—	—	298
Repurchase of common stock	(1,952)	—	—	—	—	1,952	(33,372)	(33,372)
Balance–September 30, 2021	129,170	$13	$1,300,329	$(4,161)	$438,872	3,572	$(56,063)	$1,678,990
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021

Operating activities
Net income	$131,303	$82,771
Depreciation and amortization	44,500	37,992
Debt discount amortization	921	931
Change in fair value of warrant liabilities	—	683
Tax receivable agreement remeasurement	(860)	—
Unrealized foreign exchange losses (gains)	790	(177)
Non-cash lease expense	375	971
Share-based compensation	7,600	7,005
Deferred taxes	12,104	18,280
Change in operating assets and liabilities:
Accounts receivable	(51,904)	(31,240)
Inventories	(12,631)	39
Prepaids and other current assets	(468)	13,991
Accounts payable and accrued expenses	16,332	7,949
Customer trade allowances	16,143	8,441
Net cash provided by operating activities	164,205	147,636

Investing activities
Purchases of property and equipment	(55,240)	(33,360)
Acquisition of short-term investments	(62,891)	—
Proceeds from maturity of short-term investments	21,000	—
Acquisition and development of software assets	(8,578)	(3,330)
Net cash used in investing activities	(105,709)	(36,690)

Financing activities
Repayments of long-term debt and lease obligations	(8,375)	(8,375)
Repurchase of common stock	(94,050)	(50,063)
Tax payments related to issuance of shares to employees	(5,582)	(1,277)
Cash received from exercise of options and warrants	2,541	13,285
Payments on tax receivable agreement	(9,313)	(9,270)
Net cash used in financing activities	(114,779)	(55,700)
Effect of exchange rate changes on cash and cash equivalents	(2,048)	(184)
Net increase (decrease) in cash and cash equivalents	(58,331)	55,062
Cash and cash equivalents at beginning of period	249,159	173,034
Cash and cash equivalents at end of period	$190,828	$228,096

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$29,342	$29,019
Net taxes paid	$19,023	$1,568
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$23,103	$5,603
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The condensed consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in the U.S. under the Hostess® brands and in North America under the Voortman® brands. The Company produces a variety of new and classic treats including iconic Hostess® Donettes®, Twinkies®, CupCakes, Ding Dongs® and Zingers®, as well as a variety of Voortman® branded cookies and wafers.
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
Investments
The Company considers all investments purchased with original maturities of greater than three months, but less than one year as short-term investments and all investments purchased with original maturities of greater than one year as long-term investments.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company classifies its investments in debt securities where it has positive intent and ability to hold until maturity as held-to-maturity. As of September 30, 2022, the Company’s held-to-maturity investments classified as cash equivalents on the condensed consolidated balance sheet totaled $63.6 million, which consisted of $34.8 million of commercial paper, $12.9 million of U.S. treasury securities and $15.9 million of U.S. agency bonds and held-to-maturity investments classified as short-term investments on the condensed consolidated balance sheet totaled $41.9 million, which consisted of $20.0 million of commercial paper, $12.9 million of U.S. treasury securities and $9.0 million of U.S. agency bonds. As of December 31, 2021, the Company had no held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in interest expense, net on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recognized $0.5 million and $0.6 million in realized gains, respectively. The Company’s held-to-maturity investments are classified as Level 2 in the fair value hierarchy because they are valued using inputs other than quoted prices, which are directly or indirectly observable in the market, including prices for similar assets in active markets as well as quoted prices for identical or similar assets in markets that are not active.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of September 30, 2022 and December 31, 2021, the Company’s accounts receivable were $199.9 million and $148.2 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $4.3 million and $3.0 million for the periods ended September 30, 2022 and December 31, 2021, respectively.
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
The components of inventories are as follows:

(In thousands)	September 30, 2022	December 31, 2021

Ingredients and packaging	$33,629	$22,607
Finished goods	28,047	26,988
Inventory in transit to customers	3,768	3,218
	$65,444	$52,813
Capitalized Interest
The Company capitalizes a portion of the interest on its term loan (see Note 4. Debt and Lease Obligations) related to certain property and equipment during its construction period. The capitalized interest is recorded as part of the asset to which it relates and depreciated over the asset’s estimated useful life. The Company capitalized interest of $0.3 million and $0.5 million during the three and nine months ended September 30, 2022, respectively. No interest was capitalized during the three and nine months ended September 30, 2021. Capitalized interest is included in property and equipment, net on the condensed consolidated balance sheets.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Software Costs
Capitalized software is included in other assets on the condensed consolidated balance sheets in the amount of $20.1 million and $14.7 million as of September 30, 2022 and December 31, 2021, respectively. Capitalized software costs are amortized over their estimated useful life of up to five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative expense on the condensed consolidated statements of operations was $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, compared to $1.0 million and $2.9 million for the three and nine months ended September 30, 2021, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products primarily within the Sweet Baked Goods (“SBG”) category in the United States, as well as in the Cookie category in the United States and Canada.
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended September 30, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$307,332	$33,573	$340,905
Canada	—	5,321	5,321
	$307,332	$38,894	$346,226

	Three Months Ended September 30, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$258,818	$25,185	$284,003
Canada	—	3,966	3,966
	$258,818	$29,151	$287,969

	Nine Months Ended September 30, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$907,141	$96,837	$1,003,978
Canada	—	14,771	14,771
	$907,141	$111,608	$1,018,749

	Nine Months Ended September 30, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$759,010	$73,394	$832,404
Canada	—	12,471	12,471
	$759,010	$85,865	$844,875
Concentrations
The Company had one customer (together with its affiliates) that accounted for 19.7% and 20.2% of total net revenue for the three and nine months ended September 30, 2022, respectively, and 18.0% and 18.8% for the three and nine months ended September 30, 2021, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment
Property and equipment consists of the following:

(In thousands)	September 30, 2022	December 31, 2021

Land and buildings	$74,872	$70,692
Right of use assets, operating	32,637	32,192
Machinery and equipment	306,272	299,071
Construction in progress	86,093	26,027
	499,874	427,982
Less accumulated depreciation and amortization	(114,789)	(92,677)
	$385,085	$335,305
Depreciation expense was $9.5 million and $23.7 million for the three and nine months ended September 30, 2022, compared to $5.9 million and $17.4 million for the three and nine months ended September 30, 2021, respectively.

3. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	September 30, 2022	December 31, 2021

Incentive compensation	$22,756	$21,172
Payroll, vacation and other compensation	12,870	7,791
Accrued interest	5,645	4,828
Interest rate swap and foreign currency contracts	639	2,042
Other	12,603	11,176
	$54,513	$47,009

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations are as follows:

(In thousands)	September 30, 2022	December 31, 2021
Term loan (5.1% as of September 30, 2022)
Principal	$1,083,221	$1,091,596
Unamortized debt premium and issuance costs	(3,101)	(3,679)
	1,080,120	1,087,917
Lease obligations	23,045	26,228
Total debt and lease obligations	1,103,165	1,114,145
Less: Current portion of long term debt and lease obligations	(14,251)	(14,170)
Long-term portion	$1,088,914	$1,099,975
At September 30, 2022, minimum debt repayments under the term loan are due as follows:

(In thousands)
2022	$2,792
2023	11,167
2024	11,167
2025	1,058,095
Leases
The Company has entered into operating leases for certain properties which expire at various times through 2026. The Company determines if an arrangement is a lease at inception.
At September 30, 2022 and December 31, 2021, right of use assets related to operating leases are included in property and equipment, net on the condensed consolidated balance sheets (see Note 2. Property and Equipment). As of September 30, 2022 and December 31, 2021, the Company had no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the condensed consolidated balance sheets.
The table below shows the composition of lease expense:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease expense	$1,623	$1,504	$4,811	$4,928
Short-term lease expense	645	501	1,479	1,083
Variable lease expense	403	367	1,176	1,109
	$2,671	$2,372	$7,466	$7,120

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Derivative Instruments
Interest Rate Swap and Foreign Currency Contracts
The Company entered into interest rate swap contracts with counterparties to make a series of payments based on fixed rates ranging from 1.11% to 2.06% in addition to the term loan margin of 2.25% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on the September 30, 2022 notional amount of $700 million, outstanding through August 2025. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges. At September 30, 2022, the interest on the Company’s variable rate debt hedged by these contracts is effectively fixed at rates ranging from 3.36% to 4.31%.
To reduce the effect of fluctuations in Canadian dollar (“CAD”) denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts. The contracts provide for the Company to sell a total of $9.5 million USD for $12.1 million CAD at varying defined settlement dates through June 2023. The Company has designated these contracts as cash flow hedges.
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		September 30, 2022	December 31, 2021
Asset derivatives	Location
Interest rate swap contracts (1)	Other non-current assets	$50,219	$1,803

Liability derivatives	Location
Interest rate swap contracts (1)	Accrued expenses	$—	$1,798
Foreign currency contracts (2)	Accrued expenses	639	244
		$639	$2,042
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

A summary of the gains and losses related to interest rate and foreign currency instruments on the condensed consolidated statements of operations is as follows:

		Three Months Ended		Nine Months Ended
(In thousands)		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Gain ) Loss on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$(1,325)	$962	$560	$3,441
Foreign currency contracts	Cost of goods sold	137	—	137	—
		$(1,188)	$962	$697	$3,441

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

Below are basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (in thousands)	$66,269	$26,192	$131,303	$82,771
Denominator:
Weighted-average Class A shares outstanding - basic	136,436,428	129,846,551	137,636,441	130,679,974
Dilutive effect of warrants	—	7,462,176	—	6,700,256
Dilutive effect of RSUs	646,474	564,237	566,463	515,334
Dilutive effect of stock options	521,354	185,902	499,268	140,807
Weighted-average shares outstanding - diluted	137,604,256	138,058,866	138,702,172	138,036,371

Net income per Class A share - basic	$0.49	$0.20	$0.95	$0.63

Net income per Class A share - diluted	$0.48	$0.19	$0.95	$0.60
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

7. Income Taxes
The Company is subject to U.S. federal, state and local income taxes as well as Canadian income tax on its controlled foreign subsidiary. The income tax provision is determined based on the estimated full year effective tax rate, adjusted for infrequent or unusual items, which are recognized on a discrete basis in the period they occur. The Company’s estimated annual effective tax rate is 27.3% prior to taking into account any discrete items.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Tax Receivable Agreement Obligations
The following table summarizes activity related to the tax receivable agreement for the nine months ended September 30, 2022:

(In thousands)
Balance December 31, 2021	$145,865
Remeasurement due to change in estimated state tax rate	(860)
Payments	(9,313)
Balance September 30, 2022	$135,692

As of September 30, 2022 the future expected payments under the tax receivable agreement are as follows:

(In thousands)
2022	$2,300
2023	10,300
2024	6,700
2025	8,500
2026	11,200
Thereafter	96,692

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
In December 2020, the Company asserted claims for indemnification against the sellers under the terms of the Share Purchase Agreement pursuant to which the Company acquired Voortman (the “Agreement”). The claims arose out of alleged breaches by the sellers of certain representations, warranties and covenants contained in the Agreement relating to periods prior to the closing of the acquisition. The Company also submitted claims relating to these alleged breaches under the representation and warranty insurance policy (“RWI”) it purchased in connection with the acquisition. In June 2022, the RWI insurers agreed to pay the Company $42.5 million CAD (the RWI coverage limit) (the “Proceeds”) related to these breaches. During the three months ended September 30, 2022, the Company received the Proceeds and recognized a gain of $42.5 million CAD ($33.0 million) in other expense (income) on its condensed consolidated statement of operations. Per agreement with the RWI insurers, under no circumstances will the Company be required to return the Proceeds.
On November 1, 2022, pursuant to the agreement with the RWI insurer, the Company, through its subsidiary Voortman Cookies Limited requested that the Ontario (Canada) Superior Court of Justice issue a Statement of Claim (the “Claim”) related to the breaches against certain of the sellers from whom Voortman was acquired. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce the Company to overpay for Voortman. The Company is seeking damages of $109 million CAD representing the amount of the aggregate liability of the sellers for indemnification under the Agreement, $5.0 million CAD in punitive or aggravated damages, interest, proceedings fees and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although the Company strongly believes that its Claim against the

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
sellers is meritorious, no assurance can be given as to whether the Company will recover all, or any part, of the amounts it is pursuing.

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
Overview
We are a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in the U.S. under the Hostess® brands and in North America under the Voortman® brands. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the Sweet Baked Goods (SBG) category, according to Nielsen U.S. total universe. For the 13-week period ended October 1, 2022, our branded SBG (which includes Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 21.4% per Nielsen’s U.S. SBG category data.
Factors Impacting Recent Results
We believe volatility in certain aspects of the global supply chain have had a continued impact on our operations, including the cost and availability of labor, transportation and raw materials. Various macro factors, including, but not limited to, the COVID-19 pandemic, labor market trends, rising fuel and transportation costs, the conflict in Ukraine, the Avian Influenza and overall elevated demand for goods, have led to fragility in the supply chain. We have attempted to mitigate the impact of these cost increases on our business, to the extent possible, by locking in prices on certain raw materials and through pricing actions implemented with customers in 2021 and 2022.
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

Operating Results

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net revenue	$346,226	$287,969	$1,018,749	$844,875
Gross profit	115,421	98,979	343,745	299,604
As a % of net revenue	33.3%	34.4%	33.7%	35.5%
Operating costs and expenses	61,032	52,375	180,038	152,829
Operating income	54,389	46,604	163,707	146,775
Other expense (income)	(21,645)	10,534	(2,309)	32,390
Income tax expense	9,765	9,878	34,713	31,614
Net income	66,269	26,192	131,303	82,771

Earnings per Class A share:
Basic	$0.49	$0.20	$0.95	$0.63
Diluted	$0.48	$0.19	$0.95	$0.60

Results of Operations
Net Revenue
Net revenue for the three months ended September 30, 2022 increased $58.2 million, or 20.2%, compared to the three months ended September 30, 2021. Contribution from previously taken pricing actions and product mix provided 20.1% of the growth, while higher volumes accounted for 0.1% of the quarterly growth. Compared to the same period last year, SBG net revenue increased $48.5 million or 18.7%, while cookies net revenue increased $9.7 million or 33.2%.
Net revenue for the nine months ended September 30, 2022 increased $173.8 million, or 20.6%, compared to the nine months ended September 30, 2021. Contribution from previously taken pricing actions and favorable product mix provided nearly 14.8% of the growth, while higher volumes accounted for 5.8% of the year-to-date growth. Compared to the same period last year, SBG net revenue increased $148.1 million or 19.5%, while cookies net revenue increased $25.7 million or 29.9%.
Gross Profit
Gross profit increased 16.6% and was 33.3% of net revenue for the three months ended September 30, 2022, a decrease of 105 basis points from a gross margin of 34.4% for the three months ended September 30, 2021. The decrease in gross margin was due to inflation and inefficiencies caused by supply-chain fragility, partially offset by favorable price/mix, including revenue growth management initiatives, and productivity benefits. The increase in gross profit was attributed to favorable price/mix.
Gross profit increased 14.7% and was 33.7% of net revenue for the nine months ended September 30, 2022, a decrease of 172 basis points from a gross margin of 35.5% for the nine months ended September 30, 2021. The decrease in gross margin was attributed to inflation and inefficiencies caused by supply-chain fragility, partially offset by favorable price/mix, including revenue growth management initiatives, and productivity benefits. Gross profit increased due to favorable price/mix and higher volume.
Operating Costs and Expenses
Operating costs and expenses for the three months ended September 30, 2022 were $61.0 million, compared to $52.4 million for the three months ended September 30, 2021. The increase was primarily attributed to higher investments in our workforce, depreciation expense and advertising expense.
Operating costs and expenses for the nine months ended September 30, 2022 were $180.0 million, compared to $152.8 million for the nine months ended September 30, 2021. The increase was primarily attributed to higher investments in our workforce as well as higher advertising expense and depreciation expense.

Other Expense (Income)
Other income for the three months ended September 30, 2022 was $21.6 million compared to expense of $10.5 million for the three months ended September 30, 2021. The increase in other income was primarily due to a gain from receipt of insurance proceeds of $33.0 million under the representation and warranty insurance policy purchased in connection with the Voortman acquisition. Interest expense on our term loan was $11.1 million and $9.6 million for the three months ended September 30, 2022 and 2021, respectively.
Other income for the nine months ended September 30, 2022 was $2.3 million compared to expense of $32.4 million for the nine months ended September 30, 2021. The increase in other income was due to a gain from receipt of insurance proceeds of $33.0 million under the representation and warranty insurance policy purchased in connection with the Voortman acquisition as well as lapping costs related to certain corporate initiatives in the prior year period. Interest expense on our term loan was $30.2 million and $29.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Income Taxes
Our effective tax rate for the three months ended September 30, 2022 was 12.8% compared to 27.4% for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022, was impacted favorably by the $33.0 million non-taxable gain related to receipt of proceeds under the representation and warranty insurance policy. Additionally, the effective tax rate for the three months ended September 30, 2022 reflects a tax benefit related to revaluing our deferred tax liabilities due to a change in the estimated state tax rate.
Our effective tax rate for the nine months ended September 30, 2022 was 20.9% compared to 27.6% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 was impacted favorably by the $33.0 million non-taxable gain related to receipt of proceeds under the representation and warranty insurance policy. Additionally, the effective tax rate for the nine months ended September 30, 2022 reflects a tax benefit related to revaluing our deferred tax liabilities due to a change in the estimated state tax rate.
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
We had working capital, excluding cash and short-term investments, as of September 30, 2022 and December 31, 2021 of $31.7 million and $17.9 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of September 30, 2022, we had approximately $93.9 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2022 and 2021 were $164.2 million and $147.6 million, respectively. Operating cash flow benefited from current year improvement in profitability, including the insurance proceeds of $33.0 million, partially offset by an increase in tax payments and an increase in working capital.

Cash Flows from Investing Activities
Investing activities used $105.7 million and $36.7 million of cash for the nine months ended September 30, 2022 and 2021, respectively. On February 22, 2022, we purchased a facility in Arkadelphia, Arkansas for a total purchase price of $11.5 million. Additional capital expenditures were incurred on this project during the nine months ended September 30, 2022, and we expect elevated capital expenditures due to this project throughout the remainder of 2022. Additionally, during the nine months ended September 30, 2022, we invested in short-term marketable securities of $62.9 million and received proceeds from maturity of short-term marketable securities of $21.0 million.
Cash Flows from Financing Activities
Financing activities used $114.8 million and $55.7 million for the nine months ended September 30, 2022 and 2021. The net outflow in the current-year period consisted of cash used to repurchase 4.2 million shares of our common stock under existing securities repurchase authorizations, as well as scheduled payments under the tax receivable agreement and term loan. The net outflow in the prior-year period reflects proceeds on exercise of employee stock options and proceeds from the exercise of public warrants, offset by cash used to repurchase 3.1 million shares of our common stock under existing securities repurchase authorizations and scheduled payments under the tax receivable agreement and term loan.
Long-Term Debt
As of September 30, 2022, $1,083.2 million aggregate principal amount of the term loan was outstanding and letters of credit worth up to $6.1 million aggregate principal amount were available, reducing the amount available under the Revolver. We had no outstanding borrowings under our Revolver as of September 30, 2022, with a remaining borrowing capacity of $93.9 million. As of September 30, 2022, we were in compliance with the covenants under the term loan and the Revolver.
Contractual Obligations, Commitments and Contingencies
There were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
During the three months ended September 30, 2022, we received the proceeds from the agreement with the insurers of the representation and warranty insurance policy related to the acquisition of Voortman and recognized as a gain of $33.0 million in other expense (income) on our condensed consolidated statement of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposures to market risk have not changed materially since December 31, 2021.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2022, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 1, 2022, our subsidiary, Voortman Cookies Limited, a British Columbia corporation, issued a Statement of Claim (the “Claim”) in the Ontario (Canada) Superior Court of Justice against certain sellers from whom we acquired Voortman (SPC Partners V, LP, Douglas MacFarlane, Diana Fife, Kenrick Cross, Joseph Nischbach, Chester Czerny and Stephanie Musika). See Note 9. Commitments and Contingencies, to our Unaudited Condensed Consolidated Financial Statements for more information.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 1, 2022. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities

Period	Total number of securities repurchased	Average price paid per share	Total number of securities purchased as part of publicly announced plans or programs	Approximate dollar value of securities that may yet be purchased under the program (in millions) (1)
July 1 - 31, 2022	—	$—	—	$103.0
August 1 - 31, 2022 (2)	537,226	23.24	537,226	91.0
September 1 -30, 2022 (2)	1,400,627	23.63	1,400,627	58.0
	1,937,853		1,937,853
(1)In February 2022, our Board of Directors approved a securities repurchase program of up to $150 million of our outstanding securities. As of September 30, 2022, there was $58.0 million remaining under this program. The program has no expiration date. The program may be amended, suspended or discontinued at any time at our discretion and does not commit us to repurchase our securities.
(2)Repurchase of shares of Class A common stock

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2022.

HOSTESS BRANDS, INC.

By:	/s/ Travis E. Leonard
Travis E. Leonard Executive Vice President, Chief Financial Officer