Form 10-K
period 2022-12-31
Hostess Brands, Inc.
filed 2023-02-21
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $2,886,801,176 (136,105,666 shares at a closing price per share of $21.21).
Shares of Class A common stock outstanding - 133,474,299 shares at February 17, 2023
Shares of Class B common stock outstanding - no shares at February 17, 2023

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HOSTESS BRANDS, INC.
FORM 10-K
FOR THE YEAR ENDED December 31, 2022

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

PART I
Item 1. Business

Who We Are
Hostess Brands, Inc. (together with its subsidiaries) (“We” or the “Company”) is a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in North America primarily under the Hostess® and Voortman® brands. We produce a variety of new and classic snacks, including iconic Hostess® Donettes®, Twinkies®, CupCakes, Ding Dongs®, and Zingers®, as well as Voortman® branded cookies and wafers. Our mission is to inspire moments of joy by putting our into everything we do. We seek to leverage our iconic brands, pricing power, impactful innovation, efficient manufacturing and distribution model, collaborative customer and strategic sourcing partnerships, and strong cash flows to drive profitable and sustained growth.
Our business operates in growing categories and snacking occasions. Our Sweet Baked Goods (“SBG”) products represented 21.2% of their category according to Nielsen total universe for the 52-weeks ended December 31, 2022. Our cookie and wafer products represented 2.1% of the adjacent Cookie category, providing a significant opportunity for growth. We believe our strong brand history and market position, combined with our innovative spirit and scalable operating model, provide a strong platform to execute our growth initiatives.
We have invested significantly in retailer and consumer data analytics to identify new opportunities in the categories in which we compete. These investments, combined with our Direct-to-Warehouse (“DTW”) distribution model, support our leading brand position within the $8.5 billion U.S. SBG category and the adjacent $8.8 billion Cookie category according to Nielsen total universe for the 52-weeks ended December 31, 2022, paving a path towards future sustained, profitable growth.
Our DTW distribution model uses centralized distribution centers to fill orders, with products generally delivered to our customers’ warehouses through the use of common carriers. This model has eliminated the need for direct-store delivery (“DSD”) routes and drivers, which allows us to expand our core distribution while gaining access to new channels.
Brands and Products
Hostess® has been an iconic American brand for generations. Our extensive portfolio of timeless and universally recognized names such as Twinkies®, Ding Dongs® and Donettes® evokes an emotional affinity with consumers that has the potential to be further unlocked through effective marketing and consumer-insight based innovation. We produce cookie and creme wafer products, including sugar free varieties under our Voortman® brand, which we acquired in 2020. We also produce Dolly Madison®, Cloverhill® and Big Texas® branded products. Our classic treats target different snacking occasions and consumer needs.

Our Growth Strategy
We execute against our growth strategy and strengthen our Hostess® and Voortman® brands by focusing on faster-growing snacking occasions through innovation, marketing, strategic sourcing partnerships and strong relationships with our customers. We leverage our highly efficient and profitable business model and productivity initiatives to maintain the momentum of our growth fly-wheel, while leveraging our strong balance sheet to pursue strategic opportunities.
Our Business Sits in Growing Spaces
We compete in growing snacking categories. The approximate $90 billion sweet snacking universe has grown at an annual rate of 8.5% over the last three years1.
The U.S. SBG and Cookie categories combined are a significant portion of this universe, with retail sales of $17 billion according to the Nielsen U.S. total universe for the 52-weeks ended December 31, 2022. Our Voortman® branded cookies and wafer products are included in the Cookie category and provide another platform to capitalize on the growing consumer snacking trends. Voortman® branded products are in the specialty cookie segment of the category and benefit from consumer demand for better-for-you ingredients. Within the SBG and Cookie categories, we are targeting large, fast growing snacking occasions. With consumers snacking to satisfy hunger, provide an emotional lift and increase social connection, we believe our product portfolio is well positioned to benefit from these broader snacking trends.
We believe that we have maintained the Hostess® brand equity and high awareness for over a century by satisfying consumers’ needs for great-tasting sweet treats. We have established our leadership position in the SBG category through the strength and quality of our products, developing and promoting brands and pricing our products at a reasonable premium to other snacking alternatives.
We plan to capitalize on the strength of our brands and our effective retailer economics to drive market share gains by attracting new consumers within our identified consumer occasions through our continued investment in quality and wide-scale availability, meaningful innovation, targeted marketing and a focus on our most effective brands and products. Our brand strategy, combined with investments in highly effective marketing and brand-building, has resulted in what we believe to be one of the strongest brand equities in snacking, evidenced by our over 90% brand awareness for Hostess®2.
We continue to launch new partnerships and enter into licensing agreements that leverage our iconic brands. We have partnered with companies in various industries to bring our iconic brands and flavor profiles to complementary products, such as popcorn and ready‐to‐eat pudding. Our Voortman® branded products are sold throughout the U.S. and Canada. Both our Hostess® and Voortman® products are distributed by third parties internationally, including products packaged specifically for Mexico and the United Kingdom, among others. In addition, our products are sold on various e-commerce platforms.
We understand the need to continually evolve while maintaining the traditional offerings our loyal consumer base has come to know and love. We continue to invest in new product development, building our long-term innovation pipeline and leveraging our portfolio and commercialization process to bring new products to market in a timely fashion.

1 NielsenIQ Total Universe select categories through November 2022
2 Hostess Brand Health Tracking, US Adults 18+, N=1375, Time Period Oct-Dec 2022

Best in Class Business Model
Our business model is based on the wide availability of our products and go-to-market approach, both enabled by our DTW distribution model. The DTW model uses centralized distribution and common carriers. We ship the majority of our products from a centralized distribution center in Edgerton, Kansas. Centralizing our distribution improves visibility and control of distribution and is a key component of our operating model. We utilize other smaller distribution centers focused on certain products or geographic areas. The distribution centers allow us to consolidate inventory and fill customer orders, while reducing overall inventory on-hand as a result of this centralized consolidation of inventory. The majority of our products are delivered to customers’ warehouses from the distribution centers using common carriers.
The DTW model is enabled by our extended shelf life (“ESL”) technology. We do not keep a significant backlog of finished goods inventory, as our bakery products are promptly shipped to our distribution centers after being produced. Some of our products are shipped frozen at the request of certain customers.
We believe our DTW distribution model allows our products to be everywhere consumers shop for snacks. It provides greater reach into convenience, drug and dollar stores. Distributing to these channels under a DSD model can be inefficient due to small average drop size. Historically, DSD sweet baked goods companies have competed with candy and tobacco companies for distribution; however, under our DTW model, we partner with third-party distributors to profitably penetrate the convenience store, drug store and dollar store channels. In 2022, the convenience, drug and dollar channels accounted for 40.0% of our net revenue. We have established a strong presence and market share in the convenience, drug and dollar channels and are focused on continuously expanding coverage. These partnerships further expand our distribution reach in a highly efficient manner, and we believe they will add to our growth potential going forward.
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
Our business model is supported by cost-advantaged distribution, expanded channel/retail store reach and enhanced in-store merchandising capabilities and offers our retail partners attractive margins that incentivize further distribution of our products.
We continue to invest in the business to further our strategic initiatives. Our disciplined capital investment plan focuses on operational capabilities that directly support or expand our growth and innovation with strong return on investment metrics. We are making targeted investments in the production capacity to enable further expansion of our fastest growing product forms. In 2022, we purchased a facility in Arkadelphia, Arkansas, which will become our sixth bakery upon completion of capital investments, including new production lines. Further, we anticipate continued investment in automation, which allows for improved product quality, consistency and efficiency.
Consumer Capabilities
We leverage our consumer capabilities to drive incremental growth above the category. We strive to meet our consumers at their need states with innovative products and cultivate top-of-mind awareness through efficient digital advertising.

Innovation is key to fueling our growth. We are devoted to maintaining our iconic brands while contemporizing them in order to stay relevant with our consumer base and attract new consumers. We believe that to support our market position, we must continually evolve with changing consumer preferences and trends. We are focused on continuing to innovate and expand our core products by launching new flavors of iconic products and expanding new product forms, pack-sizes and packaging to target faster growing snacking occasions and drive incremental revenue and profit. One example of our recent innovation is our Hostess® Bouncers™, which was launched in fall 2022 and provides the consumer the same iconic Hostess® cake and filling flavors in a fun, poppable, portable form targeting the lunchbox consumer snacking occasion. In 2023, we are also innovating on Voortman® branded products to improve the consumer experience by making our packaging resealable. The success of our product innovation is in part driven by deeper understanding of consumers’ snacking occasions and providing awareness and trials by partnering with our customers, all while maintaining our iconic brands and product quality.
We continue to increase our digital advertising to efficiently reach consumers. Our analysis shows that simply reminding consumers about Hostess® could drive incremental sales. As opposed to more traditional media, digital advertising provides us the flexibility and agility to invest in more targeted areas and demographics as we learn about the impact of our programs. This results in an efficient, high-return investment that we expect will drive continued growth.
Execute Strategic Acquisitions to Accelerate Growth
We have a solid platform for growth through acquisitions. Within the broader snacking universe, the opportunity exists to drive value creation through acquisitions by leveraging our brand, infrastructure and performance-driven management culture. We are committed to seeking out opportunities that add new capabilities to our already broad offerings.
The Voortman acquisition diversified and expanded our product offerings and manufacturing capabilities in the attractive, adjacent $8.8 billion Cookie category (based on Nielsen data as of December 31, 2022). The acquisition also leverages our broad customer reach and lean and agile business model. During 2020, we integrated Voortman’s distribution model into our DTW structure, with all Voortman U.S. sales shipping through our centralized distribution center. In addition to sharing established, efficient infrastructure, sales of Voortman® branded products have benefited from the strengthening of collaborative retail partnerships in the United States and Canada.
As we explore other strategic acquisition opportunities, we will consider our ability to leverage our core capabilities to reinvigorate or develop acquired brands and further expand within the wider snacking universe. We will also consider our ability to integrate acquisitions with our business and the opportunities to generate synergies through leveraging our assets and DTW model. The successful integration of Voortman exhibits our ability to execute and integrate acquisitions in adjacent categories. We believe our scale, access to capital and management experience will allow us to execute and integrate additional acquisitions.
Competitive Landscape
We compete in the broad snacking universe with a focus on sweet snacks within targeted consumer snacking occasions. Hostess® is the #2 brand and has the #1 cupcake and mini-donut product in the U.S. SBG category, according to Nielsen retail data as of December 31, 2022. The top three brands, Little Debbie, Hostess® and Entenmann’s account for 67% of the SBG retail sales, while the rest of the category remains fairly fragmented. With limited private label penetration in the SBG category, consumers have shown a strong preference for trusted brands. The leading positions are solidified through extensive product portfolios, strong brand awareness, established distribution capabilities and long-standing relationships with critical high-volume retailers. Furthermore, high levels of capital investment required to establish manufacturing and distribution capabilities of meaningful scale, provide additional barriers to entry.
Voortman® has the #1 creme wafer and sugar free cookie products within the larger Cookie category in the U.S. Nabisco® is the top brand with approximately 41.4% of the overall Cookie category according to Nielsen retail data as of December 31, 2022. There is higher private label penetration in the Cookie category than the SBG category.

We face competition from other brands, large national bakeries, smaller regional operators and supermarket chains with their own private label brands. The key competitive factors in the industry include product quality, price, brand recognition and loyalty, promotional activities, access to retail outlets, sufficient shelf-space and ability to identify and satisfy consumer preferences. Some of our largest national SBG competitors include Flowers Foods, Inc., Grupo Bimbo, S.A., McKee Foods Corporation and Mondelez International, Inc. In addition, we also compete with regional manufacturers and other companies that produce cookies, candies and other snacks. At times, we experience pricing pressure in certain markets from competitor promotions and other pricing practices. However, we believe our brand recognition, product quality and innovation have generated consumer loyalty to many of our products, which helps mitigate this impact.
Seasonality
SBG revenues tend to be moderately seasonal, with declines during the early winter period, which we believe are attributable to altered consumption patterns during the holiday season. We expect this trend to continue to be applicable to our business. We strive to mitigate the seasonality by running certain targeted promotional campaigns.
COVID-19
We continue to monitor the impact of the COVID-19 pandemic and adjust our operations in response. As discussed further below, as well as in “Risk Factors” included in Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, we have taken and continue to take actions to respond to the disruptions caused by the pandemic and to protect the health and well-being of our entire team, their families and the communities we serve.
Production
We have an efficient, agile, resilient and scalable model that delivers quality results. Our products are primarily produced at five bakeries located in Emporia, Kansas; Columbus, Georgia; Indianapolis, Indiana; Chicago, Illinois; and Burlington, Ontario. In 2022, we purchased a facility in Arkadelphia, Arkansas. The facility will become our sixth bakery upon completion of capital investments to install production lines and other necessary improvements needed to make the facility operational. The facility is expected to open in the fourth quarter of 2023.
Our investments in state of the art baking technologies have resulted in significant energy, labor and time savings. The majority of our products are shipped through a centralized distribution center in Edgerton, Kansas. This facility was opened in 2020 and expanded our distribution capacity by 75% and removed two million miles from our distribution network.
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
Raw Materials
Our principal raw materials are cooking oil, sugar, coatings, flour and eggs, as well as cartons, corrugate and films used to package our products. We utilize various buying strategies to lock in prices for certain raw materials and packaging to reduce the impact of commodity price fluctuations. In addition, we are dependent on natural gas as fuel for our ovens. Our third-party common carriers use gasoline and diesel as fuel for their trucks.
We approach sourcing with a holistic strategy to acquire the best quality ingredients and packaging materials at the lowest possible cost. We have strategic, long-term relationships with our key suppliers for our raw materials and packaging that help leverage our buying power. While the cost of some raw materials has, and may continue to increase over time, we believe that we will be able to purchase an adequate supply of raw materials as needed. We also sole source certain raw materials for efficiency. We have multiple vendors that meet our supply requirements for the majority of our sole-sourced ingredients. With respect to the sole-sourced ingredients for which we do not have multiple vendors to meet our supply requirements, including certain enzymes used in our ESL technology, we continue to evaluate alternative sources in order to maintain business continuity and flexibility.

Customers
Our top ten customers in 2022 accounted for 59.4% of total net revenue. During 2022, our largest customer, Wal-Mart and related entities, represented 19.6% of our net revenue. No other customer accounted for more than 10% of 2022 net revenue. The loss of, or a material negative change in, our relationship with any of our top 10 customers could have a material adverse effect on our business. Our customers include mass merchandisers, supermarkets and other retailers and distributors, convenience, drug and dollar stores.
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
Research and Development
The majority of our research and development spend is dedicated to the development of innovative snack products based on consumer insights and process technology. These products help address new user occasions and seek to bring new consumers into the category based on changing preferences and trends. Through the development timeline, research guidance testing to optimize attributes based on appropriate taste, flavor and texture combined with efficient cost management, helps support our growth. In addition, our research and development organization provides technical support to our manufacturing team to ensure that our core products are consistently produced in accordance with our specifications and high standards of quality. Finally, our research and development department is charged with developing processes to optimize our costs without adversely affecting the quality of our products. Our innovation lab within our Lenexa, Kansas corporate office provides us increased rapid prototyping, speed to market and small-scale batch process experimentation along with the testing capabilities, analytics and market research insights needed to support our growth objectives.
Information Technology
We rely heavily on information systems for management of our supply chain, inventory, payment of obligations, collection of cash, human capital management, financial tools and other business processes and procedures. Our ability to manage our business functions efficiently and effectively depends significantly on the reliability and capacity of these systems. We have instituted controls, including information technology governance controls that are intended to protect our computer systems and our information technology systems and networks. We also have business continuity plans that attempt to anticipate and mitigate failures. However, we cannot control or prevent every potential technology failure, adverse environmental event, third-party service interruption or cybersecurity risk.
We increasingly rely on cloud computing and other technologies that result in third parties holding customer, consumer or employee information on our behalf.

Except for limited information related to the usage of our websites, location data, or voluntarily submitted by users of our websites or others to our Consumer Affairs Team, we typically do not collect or store consumer data or personal information. However, third-party providers, including our licensees, co-manufacturers, e-commerce contractors and third-party sellers may do so. The website operations of such third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions.

Corporate Sustainability
We published our second Corporate Responsibility Report (“CRR”) in May 2022, identifying four key areas of focus for the Company - Environment, Governance, Health and Safety, and Diversity, Equity, Inclusion & Belonging. We strive to be a responsible, caring member of the communities in which we operate by focusing on our environmental impact and community involvement. Some examples of this are our product and monetary donations and employee volunteer activities.
Environment
At Hostess Brands, we understand the need to manage our environmental resources in a sustainable manner, which is why we are committed to the responsible sourcing of packaging and ingredients, as well as water and energy conservation. We are emphasizing a “sustainability-first” approach as we design our next bakery in Arkansas and are developing a climate action plan with the assistance of a third-party specialist which we expect to complete during 2023.

Government Regulation
Our operations, including the manufacturing, processing, formulating, packaging, labeling and advertising of products, are subject to regulation by various federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), and the Environmental Protection Agency (“EPA”), as well as the Canadian Food Inspection Agency (“CFIA”) and Health Canada for our Canadian operations. Our products are subject to various local, state or provincial, and federal laws, regulations and administrative practices affecting our business. We must comply with provisions regulating registrations and licensing, health and sanitation standards, ingredient standards, Current Good Manufacturing Practices (“CGMPs”), food traceability, hazard analysis and risk-based preventative controls, food labeling and advertising, hazard reporting and recall requirements, equal employment, wage and hour requirements, and environmental protection, among others. We take compliance and the safety of our products and employees seriously and take all steps that we consider necessary or appropriate to comply with all applicable laws, rules and regulations.
Human Capital
As of December 31, 2022, we employed approximately 2,800 people. Of our total workforce, approximately 90% were located at our bakeries. The remaining workers comprised functions including operations management, sales and supply chain, among other corporate functions.
Our employees are critical to our success and allow us to continue to bring joy to our consumers and customers.
Health & Safety
Safety remains our top priority, and we are proud to have achieved the best total safety record in our over nine-year history during 2022. We have improved our total safety record five years running, with 2022 results for key metrics scoring best in class for categories consistent with Occupational Safety and Heath Administration (“OSHA”) standards. For the full year, we achieved a Total Incident Rate (“TIR”) of 1.08 vs. Commercial Bakery average of 4.23. We develop and maintain safety policies in our facilities and conduct periodic audits to ensure compliance.
Labor
Our ability to achieve sustained, profitable results is predicated on our ability to attract, retain, and engage a team of employees aligned to our common purpose to deliver products that create moments of joy for our customers and consumers. We are committed to providing a safe work environment, competitive wage and benefits packages, career development and training opportunities to produce a more stable, informed and fulfilled workforce, and an inclusive culture that encourages each employee to bring their whole self to work.
There were continued labor challenges across the U.S. during 2022, and while this issue impacted us like virtually all employers, we have worked closely with our employees to ensure we can deliver on the promise of our Mission, Vision, and Values in serving our customers and consumers. We have entered into collective bargaining agreements with the Bakery, Confectionery, Tobacco Workers and Grain Millers Union in Indianapolis, Indiana, Columbus, Georgia and Burlington, Ontario; and AFL-CIO and the Chemical Production Workers Union Local No. 30 in Chicago, Illinois. Approximately 1,200 employees are covered by these collective bargaining agreements. We consider our relations with employees to be good and have not experienced a strike or significant work stoppage.
3 Bureau of Labor Statistics, U.S. Department of Labor, Survey of Occupational Injuries and Illnesses, Commercial Bakeries

We agreed to four-year contracts in our Burlington, Ontario and Columbus, Georgia locations in March and December 2022, respectively, and a three-year contract for our Indianapolis bakery in January 2022.
We offer competitive wages and benefits, including medical, dental, vision, paid family leave, paid time off, 401(k) plan, Employee Stock Purchase Plan and a number of other programs to best suit the needs of our employees. Beginning in 2023, we enhanced our 401(k) plan by increasing the employer match by 1% and converting to a safe harbor plan.
Diversity, Equity, Inclusion, & Belonging
To best achieve our desired results, it is vital that employees are comfortable bringing their whole selves to work. We believe diversity, equity, inclusion, and belonging efforts are key to maintaining our positive culture. In addition to training and education at all levels, in 2022 we continued to develop our enterprise-wide DEI&B Team, which identifies opportunities to improve our culture, including the planning and execution of celebration and appreciation events for a variety of groups, including the continuation of a Speaker Series, programming around culture and appreciation events, and review and enhancement of our diversity policies and practices. Specifically, we sponsored celebrations of diversity and heritage events promoting MLK Day, Hispanic, Women’s History and LGBTQ Pride Months, among others. We also have developed employee resource groups (“ERG”) based on the interest of employees, including our Veteran’s ERG established in 2022 and our Women’s ERG established in the first quarter of 2023.

As of December 31, 2022, our employee demographics in the U.S. were:

Total U.S. Hostess Brands
American Indian or Alaska Native	0.3%
Asian	1.5%
Black or African American	34.6%
Decline to State	2.0%
Hispanic or Latino	28.7%
Native Hawaiian or Other Pacific Islander	0.6%
Two or More Races	0.4%
White	32.0%

Management
American Indian or Alaska Native	0.5%
Asian	3.3%
Black or African American	16.1%
Decline to State	1.5%
Hispanic or Latino	11.3%
Two or More Races	0.5%
White	66.8%
Our gender makeup as of December 31, 2022, was:

Total U.S. Hostess Brands
Female	39.9%
Male	59.9%
Not declared	0.2%

Management
Female	29.2%
Male	70.8%
Culture & Engagement
The Company’s culture is an integral part of our strategy, built on creativity, commitment, collaboration, positive energy, and strong sense of ownership. We launched our Mission, Vision, and Values in May 2021 to ensure everyone on our team understands the purpose of our work. Our Mission: We inspire moments of joy by putting our into everything we do. Our Vision: We envision a world where the everyday is worth celebrating.

As a Company, we strive to achieve each of our six values every day:
•People: We rise together because every member of our diverse team has ownership and common purpose. Our team members are the heart of Hostess.
•Nimbleness: We overcome challenges and take advantage of opportunities by being quick to assess, decide and act.
•Integrity: We hold ourselves accountable to do the right thing for all stakeholders. Trust is the key ingredient to our recipe for successful relationships and reputation.
•Tenacity: We depend on our resilience and resolve to achieve the ambitious goals we set.
•Inclusivity: We are inclusive of ideas, individuals, and differing points of view. Everyone’s contributions are necessary for us to succeed.
•Quality: We do what it takes to deliver a great experience, from the quality of our products to a day in the life of our team members.
To better understand the full experience of our employees, to hear what they value, and what they believe could be improved, in May 2022, we conducted a Pulse of Hostess Brands engagement survey across our full employee base. As a result of this process and other activities, we are engaged in action planning to make our work environment even better. Using both live roundtable sessions with small groups of employees and virtual sessions with executive leadership, we regularly check in with our employees to identify issues needing attention, while sharing key messages with all employees through quarterly Town Hall meetings. In 2022, we also continued the Heart of Hostess and Hostess Hero awards, employee honors that recognize leadership and character.
To further demonstrate our commitment to our employees and increase belonging, we entered into a partnership with the National Alliance on Mental Illness (NAMI) during 2022. We are engaging in NAMI’s StigmaFree workplace program, which seeks to provide support and resources both in the workplace and in communities where Hostess operates.
Embodying our mission, vision and values is a strong and experienced management team, led by Andy Callahan, our President and Chief Executive Officer. Members of the management team have extensive experience in the consumer packaged goods industry across the sales, operations, marketing, human resources, legal, and finance disciplines.

Our management team is complemented by an experienced Board of Directors, all of whom have senior executive leadership experience and bring with them extensive consumer products knowledge. Our board members and management include:

Board of Directors:	Executive Officers:
Jerry D. Kaminski, Chairman	Andy P. Callahan, President and Chief Executive Officer
Andy P. Callahan, Director	Travis E. Leonard, Executive Vice President, Chief Financial Officer
Olu Beck, Director	Arist R. Mastorides, Executive Vice President, Chief Customer Officer
Laurence Bodner, Director	Daniel J. O’Leary, Executive Vice President, Chief Growth Officer
Gretchen R. Crist, Director	Adrian Poretti, Senior Vice President, Chief Supply Chain Officer
Rachel P. Cullen, Director	Darryl P. Riley, Senior Vice President, Chief Sustainability Officer
Hugh G. Dineen, Director	Jolyn J. Sebree, Senior Vice President, General Counsel and Secretary
Ioannis Skoufalos, Director	Robert C. Weber, Senior Vice President, Chief People Officer
Craig D. Steeneck, Director
A detailed biography of each of our board members and key management team members can be found at www.hostessbrands.com. Unless expressly stated otherwise, the information contained on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K.
Available Information
This discussion of the business should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) under Item 7 herein. In addition, the information set forth under the headings “Forward Looking Statements,” and “Introduction” in the MD&A is incorporated herein by reference in partial response to this Item 1.
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
We seek to maintain, extend, and expand our brand images through marketing investments, including advertising, consumer promotions, public relations initiatives, media coverage and product innovation. Increasing attention on the role of food marketing could adversely affect our brand images. It could also lead to stricter regulations and greater scrutiny of marketing practices. Existing or increased legal or regulatory restrictions on our labeling, advertising, consumer promotions and marketing, or our response to those restrictions, could limit our efforts to maintain, extend and expand our brands. Moreover, regulatory or legal action against us, product recalls or other adverse publicity could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our products, even if these actions are unfounded or not material to our operations.
Our reputation could be adversely impacted by the perception that we don’t maintain high ethical, social or environmental standards for all of our operations and activities or a perceived negative environmental impact, including use of agricultural materials, packaging, energy use, water use and waste management. Any such negative perceptions, or any negative publicity regarding our ESG practices, could impact our reputation with customers, consumers and other constituents, which could have a material impact on our business. In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment. We increasingly rely on social media and online dissemination of advertising campaigns. Social and digital media increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about us, our brands or our products on social or digital media, whether or not valid, could seriously damage our brands and reputation. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition and operating results could be materially and adversely affected.
We may be unable to leverage our brand value to compete against lower-priced alternative brands.
In most of our product categories, we compete with lower-priced alternative products. Our products must provide higher value and/or quality to our consumers than these alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if our products do not provide higher value and/or quality. If consumers choose the lower-priced brands, then we could lose market share and sales volumes, which could materially and adversely affect our product sales, financial condition, and operating results.
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
The snacking industry is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, brand recognition and loyalty, price, trade promotion, consumer promotion, and the ability to identify and satisfy emerging consumer preferences. We face competition from other large national brands, smaller regional operators, supermarket chains with their own private labeled brands and diversified food companies. Our competitors include a significant number of companies of varying sizes, including divisions, subdivisions, or subsidiaries of larger companies. Many of these competitors have multiple product lines, substantially greater financial and other resources available to them. We may not be able to compete successfully with these companies. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which could materially and adversely affect our margins and could result in an adverse effect to our financial condition and operating results.
RISKS RELATED TO OUR GROWTH STRATEGIES
Our growth may be limited by our inability to get, maintain or add additional shelf or retail space for our products.
Our results will depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. However, our ability to do so may be limited by our inability to secure shelf, display, or other retail space for our products. Retail space for snacks is limited and subject to competitive and other pressures, and there can be no assurance that retail operators will provide us sufficient space for our products to enable us to meet our growth objectives. If we are unable to get, maintain or increase our retail space we could experience an adverse impact on our product sales, financial condition and operating results.
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
We may not successfully integrate and manage capital investments, including new bakery facilities in order to achieve anticipated growth.
We face risks in starting up new bakery facilities, including with respect to expanding our overall production capacity as well as moving production to such new facilities, that could increase costs, divert management attention and reduce our operating results. The establishment and operation of a new bakery facility, and any capacity expansion project, involves significant risks and challenges, including, but not limited to, design and construction delays and cost overruns. There can be no assurance that a new bakery facility will contribute the incremental production capacity that we anticipate and in a manner suitable to our goals or that any other expansion project will be operational on the timeline or contribute the incremental production capacity that we anticipate, and we cannot guarantee that any such facility will operate at costs acceptable to us or that demand for our products will remain at levels high enough to meet the return on investment necessary to justify our investment in these projects.
Our growth may be limited if we do not manage changes in our manufacturing processes resulting from the expansion of our business and operations, including with respect to cost-savings initiatives and the introduction of new technologies and products.
We continually review our operations in an effort to achieve increased efficiencies, to integrate new technologies and to address changes in our product lines and in market demand. Periodic realignments and cost-savings programs and other changes could in the future adversely affect, our operating efficiency and results of operations during the periods in which such programs are being implemented. Such programs may include the addition of production lines and the consolidation, integration and upgrading of facilities, functions, systems and procedures, including the introduction of new technologies and product innovations. These programs involve substantial planning, often require capital investments, and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. Our ability to achieve cost savings or other benefits within the time frames we anticipate is subject to many estimates and assumptions, a number of which are subject to significant economic, competitive and other uncertainties. If we are unable to achieve our objectives, our financial condition and operating results could be negatively affected.
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
RISKS RELATED TO OUR OPERATIONS
The cost to manufacture our products is subject to pricing volatility, including that related to input cost inflation.
We purchase and use large quantities of commodities, including cooking oil, sugar, coatings, flour and eggs to manufacture our products. In addition, we purchase and use significant quantities of corrugate and films to package our products.
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
Damage or disruption to our supply chain, including third-party manufacturing or transportation and distribution capabilities, due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics or other infectious diseases, strikes, government action, or other reasons beyond our control or the control of our suppliers and business partners, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business, financial condition and operating results.
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
We utilize third-party carriers to ship our products to our distribution centers and to customers. The availability of timely and reliable transportation and the associated costs are subject to market demand, carrier capacity, fuel prices and regulatory oversight. Our procurement of transportation services from a diversified group of carriers and continuous monitoring of carrier usage and pricing could be insufficient to protect us from changes in market demand or carrier capacity. The inability to distribute our products in a cost-effective manner could have a material adverse effect on our business, financial condition and operating results.
Climate change may negatively affect our business and operations.
There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as sugar and wheat. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of transporting and storing raw materials, or disrupt our production schedules. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely affect our financial condition and operating results.
If we lose one or more of our major customers, or if any of our major customers experience significant business interruption, our operating results could be adversely affected.
We have several large customers that account for a significant portion of our sales. Wal-Mart together with its affiliates is our largest customer and represented approximately 19.6% of our net revenue for the year ended December 31, 2022. Cumulatively, our top ten customers, including Wal-Mart, accounted for 59.4% of total net revenue for the year ended December 31, 2022.
We do not have long-term supply contracts with any of our major customers. The loss of one or more major customers, or a material reduction in sales to these customers for any reason, including, but not limited to, a significant business interruption of our customers’ operations or our inability to forecast demand and plan production to fulfill customer orders, would result in a decrease in our product sales, financial condition and operating results.
Our results could be adversely impacted as a result of increased labor and employee-related expenses.
Inflationary pressures and shortages in the labor market have increased and may continue to increase labor costs or constrain production capacity, which could have a material adverse effect on our consolidated operating results or financial condition. While we have historically experienced some level of ordinary course turnover of employees, the COVID-19 pandemic and resulting actions and impacts have exacerbated labor shortages and increased turnover. A number of factors have had and may continue to have adverse effects on the labor force available to us, including reduced employment pools, federal unemployment subsidies and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. A sustained labor shortage or increased turnover rates within our employee base (or within the employee base of key suppliers or third-party manufacturers), could negatively affect our supply chain or our ability to efficiently operate our manufacturing and distribution facilities and overall business.
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
Approximately 44% of our employees, as of December 31, 2022, are covered by collective bargaining agreements and other employees may seek to be covered by collective bargaining agreements. Strikes or work stoppages or other business interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could impair manufacturing and distribution of our products or result in a loss of sales, which could adversely impact our business, financial condition or operating results. The terms and conditions of existing, renegotiated or new collective bargaining agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency or to adapt to changing business needs or strategy, which could have an adverse effect to our financial condition and operating results.
We may be subject to product liability claims should the consumption of any of our products cause injury, illness or death.
We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating the business. In addition, publicity regarding these claims could adversely affect our reputation and brands.
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
A product that is actually or allegedly misbranded or adulterated could result in product withdrawals or recalls, destruction of product inventory, negative publicity, temporary plant closings, substantial cost of compliance or remediation, and potentially significant product liability judgments against us. Any of these events could result in a loss of demand for our products, which would have a material adverse effect on our financial condition and operating results. While we carry insurance to cover the direct costs of such events, we cannot guarantee that these costs will be recovered. We could also be adversely affected if consumers lose confidence in our products’ quality, safety and integrity generally.
We rely on third parties for services related to sales, marketing and distribution.
We utilize third-party brokerage and merchandising services and common carriers to execute order fulfillment for the majority of our products. While these services have increased our market penetration and expanded our distribution reach, we are dependent upon these third parties to effectively market and distribute our products. We do not have long-term contracts with any of these third-party service providers. Accordingly, any termination by a third-party provider of their services to us, or any failure by these third parties to perform their obligations to us, would have a material adverse impact on our financial condition and operating results.
Pandemics or outbreaks of other highly infectious or contagious diseases, including the COVID-19 pandemic, could adversely impact or cause disruption to our business, financial condition, results of operations and cash flows. Further, the COVID-19 pandemic, which has caused severe disruptions in the U.S. and global economy, may further disrupt financial markets and could potentially create widespread business continuity issues.
Public health crises, including the COVID-19 pandemic, and measures that have been and may in the future be taken by governments, businesses, including us, and individuals in response to such crises have had, are having and could continue to have impacts on our financial and operational performance.
The impact of the COVID-19 pandemic on our operations and the operations of third parties in our supply chain has included, and may in the future include, employee absenteeism and labor shortages, failure of third parties on which we rely to meet their obligations to us or disruptions in their ability to do so, increases in the costs, or reductions in the availability and timely delivery, of ingredients, packaging and other materials used to manufacture our products, operational delays, increases in the cost of freight, lack of adequate manufacturing capacity and delays in repairs at our facilities.
The impacts of the COVID-19 pandemic or other public health crises could exacerbate conditions in our other risk factors noted in this Item 1A, “Risk Factors.” If we are unable to successfully manage our business through the challenges and uncertainties created by the COVID-19 pandemic, many of which are not within our control, our business, financial condition and operating results could be materially adversely affected.
RISKS RELATED TO OUR INDUSTRY AND ECONOMIC CONDITIONS
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine or other geopolitical conflict.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Although we have no operations in Russia, Belarus or Ukraine, our supply chain has been, and may continue to be, adversely impacted by the Russia-Ukraine conflict. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain. In addition, the effects of the ongoing conflict could heighten many of our known risks described in this Item 1A, Risk Factors.
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
As a large food company, we operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Various laws and regulations govern food production, storage, distribution, sales, labeling, advertising and marketing, as well as licensing, trade, labor, tax and environmental matters, and health and safety practices. Government authorities regularly pass new and amend existing laws and regulations and may change their interpretations of existing laws and regulations. Consequently, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and operating results.
We are subject to laws and regulations relating to protection of the environment, worker health, and workplace safety. Costs to comply with these laws and regulations, or claims with respect to environmental, health and safety matters, could have a significant negative impact on our business.
Our operations are subject to various federal, state or provincial, and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of solid and hazardous materials and wastes, employee exposure to hazards in the workplace and the cleanup of contaminated sites. We are required to obtain and comply with environmental permits for many of our operations, and sometimes we are required to install pollution control equipment or to implement operational changes to limit air emissions or wastewater discharges and/or decrease the likelihood of accidental releases of hazardous materials.

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
Under federal and state (or provincial) environmental laws, we may be liable for the costs of investigation, removal or remediation of certain hazardous or toxic substances, as well as related costs of investigation and damage to natural resources, at various properties, including our current and former properties and the former properties of our predecessors, as well as off-site waste handling or disposal sites that we or our predecessors have used. Liability may be imposed upon us without regard to whether we knew of or caused the presence of such hazardous or toxic substances. Any such locations we currently own or occupy, or locations that we may acquire in the future, may result in liability to us under such laws or expose us to third-party actions such as tort suits based on alleged conduct or environmental conditions. In addition, we may be liable if hazardous or toxic substances migrate from properties for which we may be responsible to other properties.
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
Our and our contract manufacturers’ operations are subject to extensive regulation by the FDA, the FTC and other national, state, and local authorities in the U.S., as well as the CFIA and provincial and local authorities in Canada. For example, we are subject to the Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the registration of all food facilities in the food supply chain, manufacturing, processing, composition and ingredients, labeling, packaging, holding, distribution and safety of food. Under this program, the FDA regulates manufacturing practices for foods through, among other things, its current CGMP regulations, and specifies the ingredients for certain foods. Our bakeries and products are subject to periodic inspection by federal, state, and local authorities. The Food Safety Modernization Act (“FSMA”) increased the number of inspections at food facilities in the United States in an effort to monitor compliance with preventive control standards to reduce the risk of food-borne illness outbreaks and provided the FDA with the authority to issue mandatory recalls of tainted food products in certain situations. FSMA, therefore, imposed greater responsibility upon parties throughout the food chain to design and implement effective preventive control programs, including risk-based end-to-end supply chain programs. Failure to follow CGMPs or to have an adequate food safety program could result in the adulteration of food and could require product recalls. The FDCA requires reports of certain unsafe food products to be submitted to the FDA and provides the FDA with the authority to take corrective action, which may include, for certain unsafe foods, mandating the recall of adulterated or misbranded food products.
Similarly, the bakery in Burlington, Ontario is subject to the Canadian Food and Drugs Act (“CFDA”) and the Safe Food for Canadian’s Act (“SFCA”) and regulations promulgated thereunder by Health Canada and the CFIA. The CFDA and SFCA govern the import, export, manufacture, distribution, composition, packaging, labeling, advertising, and sale of food products in Canada. Under the SFCA, the CFIA, among other things, issues licenses for the importation, manufacturing, processing, packaging and labeling of foods, and enforces requirements for food safety, preventive controls, traceability, and product complaints, investigations and recalls. Failure to implement appropriate preventive controls and have an adequate food safety program may result in food being unsafe and could require product recalls. Under the SFCA, companies are required to report to the CFIA if a food presents a risk of injury to human health, whether due to adulteration or misbranding, and CFIA has authority to take corrective action, which may include, for certain unsafe foods, ordering the recall of the affected food products.
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
Additionally, Health Canada has imposed a new requirement for food manufacturers to add front-of-pack nutrition labeling by December 31, 2025 to pre-packaged foods that contain sugars, saturated fats, and/or sodium at or above certain thresholds. The new product labeling may impact the consumption and public perception of our products.
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
We occasionally implement new and upgrade our existing information technology systems. We may not be able to implement or upgrade the systems successfully without experiencing delays, increased costs and other difficulties, including potential design defects, miscalculations, testing requirements, and the diversion of management’s attention from day-to-day business operations. If we are unable to implement or upgrade the systems as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our financial condition, results of operations and cash flows could be negatively impacted.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE
Our existing and future debt may adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2022, our total balance on long term debt, excluding deferred financing charges, discount, premium, and lease obligations, was $983.2 million. Our current or future debt could have important consequences, including:
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
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
Despite our existing debt, we may be able to incur significant additional amounts of debt, which could further exacerbate the risk.
Changes in interest rates may adversely affect our earnings and/or cash flows.
Our term loan and revolving line of credit bear interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR setting will cease to be published or cease to be representative after June 30, 2023 and the publication of all other LIBOR settings ceased to be published as of December 31, 2021. While we have sought to reduce future interest rate volatility by entering into floating interest rate to fixed interest rate swap agreements with respect to a portion of our outstanding indebtedness, the transition away from LIBOR may nonetheless cause us to incur increased costs and additional risk.
Starting January 1, 2022, banks in the United States have ceased entering into new credit and other contractual agreements using U.S. dollar LIBOR as a reference rate, and instead began incorporating alternative reference rates such as the Secured Overnight Financing Rate (“SOFR”), within such agreements. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Although our credit agreement provides for the transition to successor base rates the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. Our interest expense may increase, and our financial condition and operating results may be adversely affected.
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
We have no direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our common stock, and to satisfy our obligations under the tax receivable agreement. See Note 8. Tax Receivable Agreement to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, for information on the tax receivable agreement. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations, including our obligations under the tax receivable agreement.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we operated the following facilities, supporting our Snacking reportable segment’s operations, as shown in the chart below.

Type	Location	Owned/Leased	Size (Sq. Ft.)
Bakery	Emporia, Kansas	Owned	278,500
Bakery	Columbus, Georgia	Leased(1)	313,700
Bakery	Indianapolis, Indiana	Owned	195,000
Bakery	Chicago, Illinois	Owned	137,000
Bakery, under construction	Arkadelphia, Arkansas	Leased(1)	330,000
Bakery and Distribution Center	Burlington, Ontario	Leased	250,000
Distribution Center	Chicago, Illinois	Leased	65,416
Distribution Center	Edgerton, Kansas	Leased	765,000
Distribution Center	Emporia, Kansas	Leased	24,112
Office Space	Chicago, Illinois	Leased	9,325
Office Space	Nashville, Tennessee	Leased	1,860
Corporate Headquarters	Lenexa, Kansas	Owned	50,200
Third-Party Warehouse	Kansas City, Missouri	Other(2)	—
Third-Party Warehouse	Carthage, Missouri	Other(2)	—
Third-Party Warehouse	Hobart, Indiana	Other(2)	—
Third-Party Warehouse	Edgerton, Kansas	Other(2)	—
Third-Party Warehouse	Bolingbrook, IL	Other(2)	—

(1) The Columbus, Georgia and Arkadelphia, Arkansas bakery are subject to bond and lease agreements in which we have elected the right of setoff, and therefore are treated as if the properties were owned. Additionally, the facilities are available to purchase by the Company for a nominal amount.
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
The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 14. Commitments and Contingencies to the consolidated financial statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is currently quoted on Nasdaq under the symbol “TWNK”.
As of February 17, 2023, there were 5 stockholders of record of our Class A common stock and no stockholders of record of our Class B common stock. Our Board of Directors periodically reviews our capital return policy to determine whether the payment of cash dividends or repurchases of securities are in the best interests of the Company and our stockholders.
We currently do not pay dividends and have not paid any cash dividends on our common stock to date.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
Equity Compensation Plans approved by stockholders	2,647,741	(1)	$13.25	(2)	8,180,342	(3)
Equity Compensation Plans not approved by stockholders	—		—		—
Total	2,647,741		$13.25		8,180,342
(1)Consists of shares subject to outstanding stock options, restricted stock units and performance restricted stock units under the Amended and Restated Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”), some of which are vested and some of which remain subject to the vesting and/or performance criteria relating to the respective equity award.
(2)Represents the weighted average exercise price of 1,202,867 stock options and excludes the impact of 1,444,874 shares of restricted stock units for which no exercise price is payable under the 2016 Plan.
(3)Of these shares, 5,180,342 remain available for future issuance under the 2016 Plan and 3,000,000 remain available for future issuance under the 2022 Employee Stock Purchase Plan (“ESPP”).
For additional information, refer to Item 11 of Part III of this Annual Report on Form 10-K.

Issuer Purchase of Equity Securities

Period	Total number of securities repurchased	Average price paid per share	Total number of securities purchased as part of publicly announced plans or programs	Approximate dollar value of securities that may yet be purchased under the program (in millions) (1)
October 1 - 31, 2022 (2)	688,304	$23.77	688,304	$41.3
November 1 - 30, 2022	—	—	—	41.3
December 1 - 31, 2022 (2)	847,126	23.20	847,126	21.7
	1,535,430		1,535,430

(1)In February 2022, our Board of Directors approved a securities repurchase program of up to $150 million of our outstanding securities. As of December 31, 2022, there was $21.7 million remaining under this program. The program has no expiration date. The program may be amended, suspended or discontinued at any time at our discretion and does not commit us to repurchase our securities.
(2)Repurchase of shares of Class A common stock.

Performance Graph
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the Commission, nor shall such information be incorporated by reference into any future filing, except to the extent that we specifically incorporate it by reference into such filing. The following stock performance graph compares, for the period December 29, 2017 through December 31, 2022 (the last trading day of our fiscal year), the cumulative total stockholder return for (1) the Company’s common stock, (2) the S&P SmallCap 600 and (3) the S&P composite 1500 Packaged Foods and Meats Sub-Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on December 29, 2017 and assumes reinvestment of any dividends. The stock price performance below is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Return
Index Value
175
150
125
100
75
50
12/29/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
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

For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Overview
We are a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in North America, providing a wide range of snack cakes, donuts, sweet rolls, breakfast pastries, cookies, snack pies and related products. As of December 31, 2022, we operate five baking facilities and utilize distribution centers and third-party warehouses to distribute our products. Our Direct-to-Warehouse product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to their retail stores and/or distributors. In 2022, we purchased a facility in Arkadelphia, Arkansas. The facility will become our sixth bakery upon completion of capital investments to install production lines and other necessary improvements needed to make the facility operational. The facility is expected to open in the fourth quarter of 2023.
The Company has one reportable segment: Snacking. The Snacking segment consists of sweet baked goods, cookies, bread and buns that are sold under the Hostess®, Voortman®, Dolly Madison®, Cloverhill® and Big Texas® brands.
Hostess® is the second leading brand by market share within the Sweet Baked Goods (“SBG”) category, according to Nielsen U.S. total universe. For the 52-week period ended December 31, 2022 our branded SBG products’ (which include Hostess®, Dolly Madison®, Cloverhill®, and Big Texas®) market share was 21.2% per Nielsen’s U.S. SBG category data. Our Hostess® branded products include the #1 cupcake and mini donut products within the SBG category and our Voortman® branded products include the #1 creme wafer and sugar free cookie products within the Cookie category.
Principal Components of Operating Results
Net Revenue
We generate revenue through selling packaged snacks, which include iconic products such as Donettes®, Twinkies®, CupCakes, Ding Dongs®, Zingers®, Danishes, Honey Buns and Coffee Cakes under the Hostess® brand, as well as cookies, wafers and sugar free products under the Voortman® brand. We also sell products under the Dolly Madison®, Cloverhill® and Big Texas® brands along with private label products. Our product assortment is delivered to customers’ warehouses and distribution centers by the case or in display-ready corrugate units. Retailers display and sell our products to the end consumer in single-serve, multi-pack or club-pack formats. We sell our products primarily to supermarket chains, national mass retailers and convenience stores, along with a smaller portion of our product sales going to club, dollar and drug stores, the vending channel, and other retail outlets.
Our revenues are driven by average net price and total volume of products sold. Factors that impact unit pricing and sales volume include product mix, the cost of inputs, promotional activities, industry capacity, new product initiatives and quality and consumer preferences. We do not keep a significant backlog of finished goods inventory, as our baked products are promptly shipped to our distribution centers after being produced and then distributed to customers.
Cost of Goods Sold
Cost of goods sold consists of ingredients, packaging, labor, energy, and other production costs, as well as warehousing and transportation costs including in-bound freight, inter-plant transportation and distribution of our products to customers. The cost of ingredients and packaging represent the majority of our total costs of goods sold. All costs that are incurred at the bakeries, including the depreciation of bakery facilities and equipment, are included in cost of goods sold. We do not allocate any corporate functions into cost of goods sold.
Our cost of ingredients consists principally of cooking oil, sugar, coatings, flour and eggs, which are subject to substantial price fluctuations, as is the cost of paper, corrugate, films and plastics used to package our products. The prices for raw materials are influenced by a number of factors, including the weather, crop production, transportation and processing costs, inflation, government regulation and policies and worldwide market supply and demand. We also rely on fuel products, such as natural gas, diesel, propane and electricity, to operate our bakeries and produce our products. Fluctuations in the prices of the raw materials or fuel products used in the production, packaging or transportation of our products affect the cost of products sold and our product pricing strategy. We utilize forward buying strategies through short-term and long-term advance purchase contracts to lock in prices for certain high-volume raw materials, packaging components and certain fuel inputs. Through these initiatives, we believe we are able to obtain competitive pricing.
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
Selling
Selling expenses primarily include sales management, sales employee-related expenses, travel, and related expenses, as well as broker fees. We utilize brokers for sales support, including managing promotional activities and order processing.
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
Other Expense
Other expense primarily includes interest paid on our term loan offset by interest income earned on investments as well as a gain in 2022 from receipt of insurance proceeds under the representation and warranty insurance policy purchased in connection with the Voortman acquisition and the change in fair value of our liability-classified public and private placement warrants for the year ended December 31, 2021.
Factors Impacting Recent Results
Supply Chain
We believe volatility in certain aspects of the global supply chain have had a continued impact on our operations, including the cost and availability of labor, transportation and raw materials. Various macro factors, including, but not limited to, the COVID-19 pandemic, labor market trends, rising fuel and transportation costs, currency exchange rate, the conflict in Ukraine, the Avian Influenza and overall elevated demand for goods, have led to fragility in the supply chain.
We continue to experience increased labor costs, raw materials costs and transportation costs in the current economic climate. Given the fragility of the global supply-chain environment, our ability to source raw materials for our production facilities or produce and ship products to meet the needs of our customers may be materially impacted. We continue to work closely with all of our vendors, distributors, contract manufacturers, and other external business partners to ensure availability of our products for our customers and consumers.
In response to the inflationary costs described above, we have implemented price increases and may implement additional price increases in the future. Customers may not accept price increases or we may face competitive pressure that leads to price reductions for certain products.

Acquisition
On January 3, 2020, we completed the acquisition of all of the shares of the parent company of Voortman Cookies Limited (“Voortman”), a manufacturer of premium, branded wafers and cookies, including sugar free products. By adding the Voortman® brand, we believe we have greater growth opportunities provided by a more diverse portfolio of brands and products.
In December 2020, the Company asserted claims for indemnification against the sellers under the terms of the Share Purchase Agreement pursuant to which the Company acquired Voortman (the “Agreement”). The claims arose out of alleged breaches by the sellers of certain representations, warranties and covenants contained in the Agreement relating to periods prior to the closing of the acquisition. The Company also submitted claims relating to these alleged breaches under the representation and warranty insurance policy (“RWI”) it purchased in connection with the acquisition. In June 2022, the RWI insurers agreed to pay the Company $42.5 million CAD (the RWI coverage limit) (the “Proceeds”) related to these breaches. During the year ended December 31, 2022, the Company received the Proceeds and recognized a gain of $42.5 million CAD ($33.0 million) in other expense (income) on our consolidated statement of operations. Per agreement with the RWI insurers, under no circumstances will the Company be required to return the Proceeds.
On November 3, 2022, pursuant to the agreement with the RWI insurer, Voortman brought claims in the Ontario (Canada) Superior Court of Justice (the “Claim”), related to the breaches against certain of the sellers from whom Voortman was acquired. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce the Company to overpay for Voortman. The Company is seeking damages of $109 million CAD representing the amount of the aggregate liability of the sellers for indemnification under the Agreement, $5.0 million CAD in punitive or aggravated damages, interest, proceedings fees and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although the Company strongly believes that its Claim against the sellers is meritorious, no assurance can be given as to whether the Company will recover all, or any part, of the amounts it is pursuing.
Change in Fair Value of Warrant Liabilities
During the years ended December 31, 2021 and 2020, there were fluctuations in the market price of our publicly traded warrants. These fluctuations created significant gains and losses on the remeasurement of certain warrants which are recognized as “change in fair value of warrant liabilities” within other expense on our consolidated statement of operations. The warrants expired on November 4, 2021 and are no longer outstanding.

Results of Operations

(In thousands, except per share data)	Year Ended December 31, 2022	Year Ended December 31, 2021
Net revenue	$1,358,207	$1,142,036
Gross profit	465,679	409,983
As a % of net revenue	34.3%	35.9%
Total operating costs and expenses	$245,401	$209,245
Operating income	220,278	200,738
Total other expense	8,994	40,926
Income tax expense	47,089	40,513
Net income	$164,195	$119,299

Earnings per Class A share:
Basic	$1.20	$0.91
Diluted	1.19	0.86

Results for the Year Ended December 31, 2022 Compared to Results for the Year Ended December 31, 2021
Net Revenue
Net revenue for the year ended December 31, 2022 increased $216.2 million, or 18.9%, compared to the year ended December 31, 2021. Contribution from pricing actions and favorable product mix provided 16.3% of the growth, while higher volumes accounted for 2.6% of the growth. Sweet baked goods revenue increased $185.0 million or 18.0%, while cookies net revenue increased $31.2 million or 26.8%.
Gross Profit
Gross profit increased 13.6% and was 34.3% of net revenue for the year ended December 31, 2022, a decrease of 161 basis points from a gross margin of 35.9% for the year ended December 31, 2021. The decrease in gross margin was due to inflation and supply-chain inefficiencies, partially offset by favorable price/mix, including revenue growth management initiatives, and productivity initiatives.
Operating Costs and Expenses
Operating costs and expenses for the year ended December 31, 2022 increased by 17.3% from the year ended December 31, 2021. The increase was primarily attributed to higher investments in our workforce, as well as higher advertising and depreciation expense.
Operating Income
Operating income for the year ended December 31, 2022 was $220.3 million compared to $200.7 million for the year ended December 31, 2021. The increase in gross profit contributed to the higher operating income in the current year partially offset by higher operating costs.

Other Expense
Other expense for the year ended December 31, 2022 was $9.0 million compared to $40.9 million for the year ended December 31, 2021. The decrease in other expense was primarily due to a gain from receipt of insurance proceeds of $33.0 million under the representation and warranty insurance policy (purchased in connection with the Voortman acquisition). Interest expense related to our term loan was $42.4 million and $38.6 million for the years ended December 31, 2022 and December 31, 2021, respectively.
Income Taxes
Our effective tax rate was 22.3% for the year ended December 31, 2022 compared to 25.4% for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022 was impacted favorably by the $33.0 million non-taxable gain related to receipt of proceeds under the representation and warranty insurance policy. Additionally, the effective tax rate for both periods reflect a tax benefit related to revaluing our deferred tax liabilities due to a change in the estimated state tax rate.
Net Income
For the year ended December 31, 2022, net income was $164.2 million compared to $119.3 million for the year ended December 31, 2021. Net income increased due to higher gross profits and the $33.0 million gain from receipt of insurance proceeds under the representation and warranty insurance policy purchased in connection with the Voortman acquisition for the year ended December 31, 2022, partially offset by higher operating costs and higher interest expense.
Earnings Per Share
Our earnings per Class A share was $1.20 (basic) and $1.19 (dilutive) for the year ended December 31, 2022, compared to $0.91 (basic) and $0.86 (dilutive) for the year ended December 31, 2021. The increase in basic and diluted earnings per share was due to the net income impacts noted above.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Adjusted gross profit, adjusted gross margin, adjusted operating income, adjusted net income, adjusted net income margin, adjusted EBITDA, adjusted EBITDA margin, and adjusted EPS collectively referred to as “Non-GAAP Financial Measures,” are commonly used in our industry and should not be construed as an alternative to gross profit, gross margin, operating income, net income, net income margin, or earnings per share as indicators of operating performance (as determined in accordance with GAAP). These Non-GAAP Financial Measures may not be comparable to similarly titled measures reported by other companies. We included these Non-GAAP Financial Measures because we believe the measures provide management and investors with additional information to measure the Company’s performance, estimate the Company’s value and evaluate the Company’s ability to service debt.
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
For example, we define adjusted EBITDA as net income adjusted to exclude (i) interest expense, net, (ii) depreciation and amortization (iii) income taxes and (iv) share-based compensation, as further adjusted to eliminate the impact of certain items that the Company does not consider indicative of its ongoing operating performance. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. For example, adjusted EBITDA:
•does not reflect the Company’s capital expenditures, future requirements for capital expenditures or contractual commitments;
•does not reflect changes in, or cash requirements for, the Company’s working capital needs;
•does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt; and
•does not reflect payments related to income taxes or the tax receivable agreement.

	Year Ended December 31, 2022
($ and shares in thousands)	Gross Profit	Gross Margin	Operating Income	Net Income	Net Income Margin	Diluted EPS
GAAP results	$465,679	34.3%	$220,278	$164,195	12.1%	$1.19
Non-GAAP adjustments:
Foreign currency remeasurement	—	—	—	630	—	0.01
Project consulting costs (1)	—	—	3,887	3,887	0.3	0.03
Tax receivable agreement remeasurement	—	—	(860)	(860)	(0.1)	(0.01)
Gain on Voortman insurance proceeds (2)	—	—	—	(32,970)	(2.3)	(0.24)
Accelerated depreciation related to network optimization	1,908	0.1	1,908	1,908	0.1	0.02
Other (3)	161	—	265	650	—	—
Remeasurement of tax liabilities	—	—	—	(2,161)	(0.2)	(0.02)
Discrete income tax expense	—	—	—	1,188	0.1	0.01
Tax impact of adjustments	—	—	—	(1,910)	(0.1)	(0.01)
Adjusted Non-GAAP results	$467,748	34.4%	$225,478	134,557	9.9	$0.98

Income tax				49,972	3.7
Interest expense				40,950	3.0
Depreciation and amortization				58,178	4.3
Share-based compensation				10,450	0.8
Adjusted EBITDA				$294,107	21.7%

(1) Project consulting costs are included in general and administrative on the consolidated statement of operations.
(2) Gain from receipt of insurance proceeds under the representation and warranty insurance policy purchased in connection with the Voortman acquisition in 2020 included in other expense (income) on the consolidated statement of operations.
(3) Costs related to certain corporate initiatives, of which $0.2 million is included in cost of goods sold, $0.1 million is included in general and administrative and $0.4 million is included in other expense (income) on the consolidated statement of operations.

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
(2) Costs related to certain corporate initiatives, including $2.8 million of Voortman acquisition related costs. Of the total $4.3 million, $0.7 million is included in costs of goods sold, $1.4 million is included in general and administrative and $2.2 million is included in other non-operating expenses on the consolidated statement of operations.

Adjusted Gross Margin
Adjusted gross margin was 34.4% for the year ended December 31, 2022, a decrease of 152 basis points from an adjusted gross margin of 36.0% for the year ended December 31, 2021. The decrease in adjusted gross margin was due to inflation and supply-chain inefficiencies, partially offset by favorable price/mix, including revenue growth management initiatives. Adjusted gross profit increased 13.9% on pricing actions and productivity partially offset by inflation.
Adjusted EBITDA
Adjusted EBITDA was $294.1 million for the year ended December 31, 2022, compared to $268.8 million for the year ended December 31, 2021. The improvement in adjusted EBITDA was driven by higher gross profit, partially offset by higher operating costs including higher investments in our workforce and higher advertising expense.
Adjusted EPS
Adjusted EPS was $0.98 for the year ended December 31, 2022, compared to $0.88 for the year ended December 31, 2021. The improvement in adjusted EPS was driven by strong adjusted EBITDA performance partially offset by increased interest expense, depreciation expense and share-based compensation expense.
Liquidity and Capital Resources
Our primary sources of liquidity are from the cash and cash equivalents and short-term investments on the balance sheet, future cash flow generated from operations, and availability under our revolving credit agreement (“Revolver”). We believe that cash flows from operations and the current cash and cash equivalents and short-term investments on the balance sheet will be sufficient to satisfy the anticipated cash requirements associated with our existing operations for at least the next 12 months. Our future cash requirements include the purchase commitments for certain raw materials and packaging used in our production process, scheduled rent on leased facilities, scheduled debt service payments on our term loan and settlements on related interest rate swap contracts, payments on our tax receivable agreement, settlements on our outstanding foreign currency contracts and outstanding purchase orders on capital projects.
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
We had working capital, excluding cash and cash equivalents and short-term investments, as of December 31, 2022 and 2021 of $26.3 million and $17.9 million, respectively. We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2022, we had approximately $94.1 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the years ended December 31, 2022 and 2021 were $248.8 million and $203.0 million, respectively. Operating cash flow benefited from current year improvement in profitability, including the insurance proceeds of $33.0 million, partially offset by an increase in tax payments and an increase in working capital.
Cash Flows provided by and used in Investing Activities
Investing activities used $147.9 million and $65.4 million of cash for the years ended December 31, 2022 and 2021, respectively. On February 22, 2022, we purchased a facility in Arkadelphia, Arkansas for a total purchase price of $11.5 million. Additional capital expenditures were incurred on this project during the year ended December 31, 2022, and we expect elevated capital expenditures due to this project in 2023. Additionally, during the year ended December 31, 2022, we invested in short-term marketable securities of $80.4 million and received proceeds from maturity of short-term marketable securities of $63.0 million.

Cash Flows used in Financing Activities
Financing activities used $249.8 million and $61.3 million of cash for the years ended December 31, 2022 and 2021, respectively. The net outflow for 2022 consisted of cash used to prepay $100.0 million of our term loan principal, repurchase 5.8 million shares of our Class A common stock under our existing share repurchase authorization for an amount of $130.1 million and an average price per share of $22.50, offset by cash inflows from the proceeds on exercise of employee stock options. The net outflow for 2021 consisted of cash used to repurchase 3.3 million shares of our common stock under our existing securities repurchase authorization for an amount of $53.2 million and an average price per share of $16.17, offset by cash inflows from the proceeds on exercise of employee stock options and proceeds from the exercise of public warrants prior to the amendment of the warrant agreement in July 2021. Both periods reflected similar activity on cash outflows related to scheduled payments under the tax receivable agreement and term loan.
Long-Term Debt
As of December 31, 2022, $983.2 million aggregate principal amount of our term loan and $5.9 million aggregate principal amount of letters of credit, reducing the amount available under the Revolver, were outstanding. See Note 14. Commitments and Contingencies to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding the letters of credit. We had no outstanding borrowings under our Revolver as of December 31, 2022. As of December 31, 2022, we were in compliance with all covenants under our term loan and the Revolver. The Revolver contains certain restrictive financial covenants. Based on our current and projected financial performance, we believe that we will comply with these covenants for the foreseeable future.
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
Trade and Consumer Promotion Programs
We offer various sales incentive programs to customers, such as feature price discounts, in-store display incentives, cooperative advertising programs and new product introduction allowances. The mix between promotional programs, which are classified as reductions in revenue in the statements of operations, and advertising or other marketing activities, which are classified as marketing and selling expenses in the consolidated statements of operations, fluctuates between periods based on our overall marketing plans, and such fluctuations have an impact on revenue. These trade programs also require management to make estimates about the expected total cost of the programs and related allocations amongst participants (who might have different levels of incentives based on various program requirements). These estimates are inherently uncertain and are generally based on historical experience, adjusted for any new facts or circumstances that might impact the ultimate cost estimate for a particular program or programs.
Goodwill and Indefinite-lived Trade Names
When evaluating goodwill and indefinite-lived intangible assets for impairment under U.S. GAAP, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit or the intangible asset is more likely than not greater than the carrying amount. Such qualitative factors include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, competitive environment, share price fluctuations, overall financial performance and results of past impairment tests. Based on a review of the qualitative factors, if we determine it is not more likely than not that the fair value is less than the carrying value, we may bypass the quantitative impairment test. We also may elect not to perform the qualitative assessment for the reporting unit or intangible assets and perform a quantitative impairment test.

For our 2022 and 2021 annual goodwill impairment testing, we elected to perform qualitative assessments for our reporting unit. No indicators of impairment were noted. If a quantitative test were to be utilized for our reporting unit, it would estimate the fair value of the reporting unit and compare it to its carrying value. To the extent the fair value was in excess of the carrying value, no impairment would be recognized. Otherwise, an impairment loss would be recognized for the amount that the carrying value of our reporting unit, including goodwill, exceeded its fair value. In performing the quantitative test of goodwill, fair value would be determined based on a calculation which would give consideration to an income approach utilizing the discounted cash flow method and the market approach using the market comparable and market transaction methods.
Our indefinite-lived intangible assets consist of trademarks and trade names. The $1,538.6 million balances at both December 31, 2022 and 2021, were recognized as part of the Hostess Business Combination and the Voortman and Cloverhill acquisitions. The trademarks and trade names are integral to the Company’s identity and are expected to contribute indefinitely to our corporate cash flows. Fair value for trademarks and trade names was determined using the income approach. The application of the income approach was premised on a royalty savings method, whereby the trademark and trade names are valued by reference to the amount of royalty income they could generate if they were licensed, in an arm’s-length transaction, to a third party. These assets have been assigned an indefinite life and therefore are not amortized but rather evaluated for impairment annually using the qualitative or quantitative methods similar to goodwill. For 2022 and 2021, we performed a qualitative test. No indicators of impairment were noted.
Changes in certain significant assumptions could have a significant impact on the estimated fair value, and therefore, a future impairment could result for a portion of goodwill or long-lived intangible assets.
Long-lived Assets
We review long-lived assets, including property and equipment and amortizable identifiable intangible assets (e.g. customer relationships), to assess recoverability from projected undiscounted cash flows whenever events or changes in facts and circumstances indicate that the carrying value of the assets may not be recoverable. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long-lived asset or asset group. The cash flows are based on our best estimate of future cash flows derived from the most recent business projections. If this comparison indicates there is an impairment, the carrying value of the asset is reduced to its estimated fair value. We also evaluate the amortization periods assigned to our intangible assets to determine whether events or changes in circumstances require a revised estimate of useful lives. There were no impairment losses for the years ended December 31, 2022 and 2021.
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
Market risk on variable-rate financial instruments
Our term loan and Revolver each bear interest on outstanding borrowings thereunder at variable interest rates. The rate in effect at December 31, 2022 for the outstanding term loan was a LIBOR-based rate of 6.7% per annum. At December 31, 2022, we had an aggregate principal balance of $983.2 million outstanding under the term loan and $94.1 million available for borrowing, net of letters of credit of $5.9 million, under the Revolver. Increases in market interest rates would cause interest expense to increase and earnings before income taxes to decrease.

To manage the risk related to our variable rate debt, we have entered into interest rate swap contracts with counter parties to make payments based on fixed interest rates ranging from 1.11% to 2.06% and receive payments based on the greater of LIBOR or 0.75%. At December 31, 2022, a notional amount of $700.0 million remained outstanding on the swap contracts and will remain outstanding through the maturity of our term loan in August 2025.
The change in interest expense and earnings before income taxes resulting from a change in market interest rates would be dependent upon the weighted average outstanding borrowings and the portion of those borrowings that are hedged by our swap contracts during the reporting period. An increase in applicable interest rates of 1% would result in an increase in interest expense of approximately $10.7 million and $11.0 million for the years ended December 31, 2022 and 2021, respectively, or approximately $3.8 million and $4.6 million after accounting for the impact of our swap contracts for the years ended December 31, 2022 and 2021, respectively.
Foreign Currency Risk
We are exposed to fluctuations of the Canadian Dollar (“CAD”) relative to the U.S. Dollar (“USD”) due to the operations of our Burlington, Ontario bakery and distribution center and sales to customers denominated in CAD. Revenue generated from Canadian customers, offset by the related selling expense and the operations of this facility, including certain raw materials, production labor and overhead, creates a net exposure to CAD denominated expenses. We enter into contracts to purchase Canadian dollars at fixed exchange rates throughout the year. At December 31, 2022 and 2021, we had contracts to purchase a total of $9.2 million and $15.5 million Canadian dollars at fixed exchange rates and varying dates from January 2023 through June 2023 and January 2022 through December 2022, respectively. At December 31, 2022 and 2021, a 10% change in the USD to CAD exchange rate would change the aggregate fair value of these contracts by approximately $0.6 million and $0.9 million for the years ended December 31, 2022 and 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hostess Brands, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hostess Brands, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of customer trade allowances

As discussed in Note 1 to the consolidated financial statements, the Company has recorded a provision for customer trade allowances, consisting primarily of pricing allowances and merchandising programs associated with sales to customers. The liability recorded for the estimated cost of these programs is dependent on factors such as the ultimate purchase volume activity, participation levels of customers, and the related settlement rates for these programs. The Company’s liability for customer trade allowances as of December 31, 2022 was $62.2 million.

We identified the evaluation of certain customer trade allowances as a critical audit matter because of the higher degree of auditor judgment required to evaluate the Company’s estimates. This is due to uncertainty around the amount of settlements, which typically occur in a period subsequent to the related sales transactions, and in particular, the estimate of purchase volumes made by retailers from distributors.

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

Kansas City, Missouri
February 21, 2023

HOSTESS BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except shares)

	December 31,	December 31,
ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$98,584	$249,159
Short-term investments	17,914	—
Accounts receivable, net	168,783	148,180
Inventories	65,406	52,813
Prepaids and other current assets	16,375	10,564
Total current assets	367,062	460,716
Property and equipment, net	425,313	335,305
Intangible assets, net	1,920,880	1,944,392
Goodwill	706,615	706,615
Other assets, net	72,329	19,283
Total assets	$3,492,199	$3,466,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$3,917	$14,170
Tax receivable agreement obligations payable within one year	12,600	11,600
Accounts payable	85,667	68,104
Customer trade allowances	62,194	52,746
Accrued expenses and other current liabilities	59,933	47,009
Total current liabilities	224,311	193,629
Long-term debt and lease obligations	999,089	1,099,975
Tax receivable agreement obligations	123,092	134,265
Deferred tax liability	347,030	317,847
Other long-term liabilities	1,593	1,605
Total liabilities	1,695,115	1,747,321
Commitments and Contingencies (Note 14)
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 142,650,344 shares issued and 133,117,224 shares outstanding as of December 31, 2022 and 142,031,329 shares issued and 138,278,573 shares outstanding as of December 31, 2021	14	14
Additional paid in capital	1,311,629	1,303,254
Accumulated other comprehensive income (loss)	35,078	(506)
Retained earnings	639,595	475,400
Treasury stock	(189,232)	(59,172)
Stockholders’ equity	1,797,084	1,718,990
Total liabilities and stockholders’ equity	$3,492,199	$3,466,311
See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except shares and per share data)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net revenue	$1,358,207	$1,142,036	$1,016,609
Cost of goods sold	892,528	732,053	660,970
Gross profit	465,679	409,983	355,639

Operating costs and expenses:
Advertising and marketing	62,754	51,683	45,724
Selling	40,542	36,288	46,729
General and administrative	119,453	99,173	92,860
Amortization of customer relationships	23,512	23,510	26,510
Business combination transaction costs	—	—	4,282
Tax receivable agreement remeasurement	(860)	(1,409)	760
Other operating expense	—	—	3,464
Total operating costs and expenses	245,401	209,245	220,329
Operating income	220,278	200,738	135,310
Other (income) expense:
Interest expense, net	40,950	39,762	42,826
Change in fair value of warrant liabilities	—	(566)	(39,941)
Other expense (income)	(31,956)	1,730	3,723
Total other expense	8,994	40,926	6,608
Income before income taxes	211,284	159,812	128,702
Income tax expense	47,089	40,513	20,405
Net income	164,195	119,299	108,297
Less: Net income attributable to the non-controlling interest	—	—	3,621
Net income attributable to Class A stockholders	$164,195	$119,299	$104,676

Earnings per Class A share:
Basic	$1.20	$0.91	$0.84
Diluted	$1.19	$0.86	$0.51
Weighted-average shares outstanding:
Basic	136,768,310	131,571,733	124,927,535
Diluted	137,924,471	138,198,176	127,723,488

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income	$164,195	$119,299	$108,297
Other comprehensive income:
Unrealized gain (loss) on interest rate swaps and foreign currency contracts designated as cash flow hedges	51,566	8,973	(16,870)
Reclassification into net income	(3,309)	4,503	3,886
Income tax benefit (expense)	(12,673)	(3,575)	3,421
Comprehensive income	199,779	129,200	98,734
Less: Comprehensive income attributed to non-controlling interest	—	—	2,749
Comprehensive income attributed to Class A stockholders	$199,779	$129,200	$95,985

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in thousands)

	Class A Voting Common Stock		Class B Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Losses)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity	Non-controlling Interest
	Shares	Amount	Shares	Amount				Shares	Amount
Balance–December 31, 2019	122,107	$12	8,411	$1	$1,123,805	$(756)	$251,425	—	$—	$1,374,487	$94,432
Comprehensive income (loss)	—	—	—	—	—	(8,691)	104,676	—	—	95,985	2,749
Share-based compensation, including income taxes of $2,167	223	—	—	—	10,838	—	—	—	—	10,838	—
Exchanges	8,411	1	(8,411)	(1)	94,719	(960)	—	—	—	93,759	(93,759)
Distributions	—	—	—	—	—	—	—	—	—	—	(3,422)
Exercise of employee stock options and warrants	50	—	—	—	690	—	—	—	—	690	—
Payment of taxes for employee stock awards	—	—	—	—	(1,440)	—	—	—	—	(1,440)	—
Reclassification of public warrants	—	—	—	—	68,503	—	—	—	—	68,503	—
Repurchase of common stock	(444)	—	—	—	—	—	—	444	(6,000)	(6,000)	—
Tax receivable agreement arising from exchanges, net of income taxes of $11,818	—	—	—	—	(16,097)	—	—	—	—	(16,097)	—
Balance-December 31, 2020	130,347	13	—	—	1,281,018	(10,407)	356,101	444	(6,000)	1,620,725	—
Comprehensive income	—	—	—	—	—	9,901	119,299	—	—	129,200	—
Share-based compensation	224	—	—	—	9,585	—	—	—	—	9,585	—
Exercise of employee stock options	313	—	—	—	4,488	—	—	—	—	4,488	—
Exercise of public warrants	881	—	—	—	9,632	—	—	—	—	9,632	—
Cashless exercise of public warrants, net of fees of $500	9,823	1	—	—	—	—	—	—	—	1	—
Payment of taxes for employee stock awards	—	—	—	—	(1,767)	—	—	—	—	(1,767)	—
Reclassification of warrants	—	—	—	—	298	—	—	—	—	298	—
Repurchase of common stock	(3,309)	—	—	—	—	—	—	3,309	(53,172)	(53,172)	—
Balance-December 31, 2021	138,279	14	—	—	1,303,254	(506)	475,400	3,753	(59,172)	1,718,990	—
Comprehensive income	—	—	—	—	—	35,584	164,195	—	—	199,779	—
Share-based compensation	382	—	—	—	10,450	—	—	—	—	10,450	—
Exercise of employee stock options	236	—	—	—	3,970	—	—	—	—	3,970	—
Payment of taxes for employee stock awards	—	—	—	—	(6,045)	—	—	—	—	(6,045)	—
Repurchase of common stock	(5,780)	—	—	—	—	—	—	5,780	(130,060)	(130,060)	—
Balance-December 31, 2022	133,117	$14	—	$—	$1,311,629	$35,078	$639,595	9,533	$(189,232)	$1,797,084	$—

See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating activities
Net income	$164,195	$119,299	$108,297
Depreciation and amortization	60,086	51,681	54,940
Impairment and loss on sale of assets	—	—	3,329
Debt discount amortization	1,514	1,238	1,289
Tax receivable agreement remeasurement	(860)	(1,409)	760
Change in fair value of warrant liabilities	—	(566)	(39,941)
Unrealized loss (gain) on foreign currency	631	(503)	2,061
Non-cash lease expense	462	1,247	571
Share-based compensation	10,450	9,585	8,671
Realized and unrealized gains on short-term investments	(490)	—	—
Deferred taxes	16,511	18,995	16,806
Change in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(20,763)	(22,728)	4,434
Inventories	(12,593)	(3,465)	5,824
Prepaids and other current assets	(5,959)	9,876	(5,301)
Accounts payable and accrued expenses	26,072	13,723	1,900
Customer trade allowances	9,546	6,056	(4,397)
Net cash provided by operating activities	248,802	203,029	159,243
Investing activities
Purchases of property and equipment	(119,374)	(60,803)	(51,983)
Acquisition of short-term investments	(80,424)	—	—
Proceeds from maturity of short-term investments	63,000	—	—
Acquisition of business, net of cash	—	—	(316,013)
Acquisition and development of software assets	(11,123)	(4,622)	(6,269)
Net cash used in investing activities	(147,921)	(65,425)	(374,265)
Financing activities
Repayments of long-term debt and financing lease obligations	(108,375)	(11,167)	(11,168)
Proceeds from long-term debt origination, net of fees paid	—	—	136,888
Distributions to non-controlling interest	—	—	(3,422)
Repurchase of warrants	—	—	(2,000)
Repurchase of common stock	(130,060)	(53,172)	(6,000)
Payment of taxes related to the net issuance of employee stock awards	(6,045)	(1,767)	(1,440)
Payments on tax receivable agreement	(9,313)	(9,270)	(10,327)
Cash received from exercise of options and warrants, net of fees	3,970	14,121	690
Net cash provided by (used in) financing activities	(249,823)	(61,255)	103,221
Effect of exchange rate changes on cash and cash equivalents	(1,633)	(224)	(252)
Net increase (decrease) in cash and cash equivalents	(150,575)	76,125	(112,053)
Cash and cash equivalents at beginning of period	249,159	173,034	285,087
Cash and cash equivalents at end of period	$98,584	$249,159	$173,034
Supplemental Disclosures of Cash Flow Information
Interest paid, net of amounts capitalized	$39,419	$38,567	$41,776
Net taxes paid	$28,003	$12,081	$5,825
Supplemental disclosure of non-cash investing
Accrued capital expenditures	$8,638	$2,244	$4,718
See accompanying notes to the consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in North America under the Hostess® and Voortman® brands. The Company produces a variety of new and classic treats including iconic Hostess® Donettes®, Twinkies®, CupCakes, Ding Dongs® and Zingers®, as well as a variety of Voortman® cookies and wafers. The Hostess® brand dates back to 1919 when the Hostess® CupCake was introduced to the public, followed by Twinkies® in 1930.
Basis of Presentation
The Company’s operations are primarily conducted through its wholly-owned operating subsidiary, Hostess Brands, LLC (“HBLLC”) and its subsidiary, Voortman Cookies Limited. Hostess Brands, Inc. is a holding company with no significant assets or operations other than cash and cash equivalents of $16.7 million and $56.2 million at December 31, 2022 and 2021, respectively, tax receivable agreement liability, investment in its subsidiaries and current and deferred income tax assets and liabilities related to its earnings from HBLLC. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements include the accounts of Hostess Brands, Inc. and its wholly-owned, majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The operating subsidiaries are wholly-owned by Hostess Holdings, a direct subsidiary of Hostess Brands, Inc. Prior to the final exchange of Class B stock (as described below), Hostess Brands, Inc. held 100% of the general partnership interest in Hostess Holdings and a majority of the limited partnership interests therein and consolidated Hostess Holdings in the Company’s consolidated financial statements. The remaining limited partnership interests in Hostess Holdings were held by the holders of Class B stock.
C. Dean Metropoulos and entities under his control (the “Metropoulos Entities”) held their equity investment in the Company primarily through Class B limited partnership units (“Class B Units”) in Hostess Holdings LP (“Hostess Holdings”) and an equal number of shares of the Company’s Class B common stock (“Class B Stock”). Each Class B Unit, together with a share of Class B Stock held by the Metropoulos Entities, was exchangeable for a share of the Company’s Class A common stock. The interest of the Class B Units was reflected in the consolidated financial statements as a non-controlling interest. During the year ended December 31, 2020, the Metropoulos Entities exchanged all of their remaining Class B Units and Class B Stock for Class A common stock. At December 31, 2022 and 2021, there were no outstanding Class B Units or Class B Stock and there is no non-controlling interest reported on the December 31, 2022 or 2021 consolidated balance sheets.
Subsequent to the Metropoulos Entities’ final exchange of Class B Units, all subsidiaries, including Hostess Holdings, are wholly owned by the Company.
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
The Company classifies its investments in debt securities where it has positive intent and ability to hold until maturity as held-to-maturity investments. As of December 31, 2022, the Company’s held-to-maturity investments classified as cash equivalents on the consolidated balance sheet totaled $12.0 million, which consisted of $6.0 million of U.S. treasury securities, $6.0 million of U.S. agency bonds and held-to-maturity investments classified as short-term investments on the consolidated balance sheet of $17.9 million. The short-term investments consisted of $10.0 million of commercial paper and $7.9 million of U.S. agency bonds. As of December 31, 2021, the Company had no held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in interest expense, net on the consolidated statement of operations. For the year ended December 31, 2022, the Company recognized $1.1 million in realized gains and $0.2 million in unrealized gains. The Company's held-to-maturity investments are classified as Level 2 in the fair value hierarchy because they are valued using inputs other than quoted prices, which are directly or indirectly observable in the market, including prices for similar assets in active markets as well as quoted prices for identical or similar assets in markets that are not active.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for which the Company’s obligation to the customer has been satisfied. As of December 31, 2022 and 2021, the Company’s accounts receivable were $168.8 million and $148.2 million, respectively, which have been reduced by allowances for damages occurring during shipment, quality claims and doubtful accounts in the amount of $5.8 million and $3.0 million, respectively.
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
The components of inventories are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Ingredients and packaging	$35,410	$22,607
Finished goods	26,133	26,988
Inventory in transit to customers	3,863	3,218
	$65,406	$52,813
Capitalized Interest
The Company capitalizes a portion of the interest on its term loan (see Note 9. Debt ) related to certain property and equipment during its construction period. The capitalized interest is recorded as part of the asset to which it relates and depreciated over the asset’s estimated useful life. The Company capitalized interest of $1.2 million during the year ended December 31, 2022. No interest was capitalized during the year ended December 31, 2021. Capitalized interest is included in property and equipment, net on the consolidated balance sheet.
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
The Company assesses property, plant and equipment for impairment whenever events or changes in facts and circumstances indicate that the carrying amount of the asset may not be recoverable based on projected undiscounted cash flows. For the year ended December 31, 2020, the Company recorded impairment losses of $2.9 million, located within other operating expenses on the consolidated statements of operations. There were no impairment losses for the years ended December 31, 2022 and 2021.
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
additional functionality. Training and maintenance costs associated with software applications are expensed as incurred.
Capitalized software is included in other assets in the consolidated balance sheets in the amount of $21.4 million and $14.7 million, net of accumulated amortization of $22.6 million and $17.5 million at December 31, 2022 and 2021, respectively. Capitalized software costs are amortized over their estimated useful life of up to five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative expense in the consolidated statements of operations was $4.4 million, $4.7 million and $5.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Goodwill and Intangible Assets
For the years ended December 31, 2022 and 2021, the goodwill balance of $706.6 million represents the excess of the amount the Company paid for the acquisition of Hostess Holdings from the Metropoulos Entities and other former equity holders in a 2016 transaction and the acquisition of Voortman in 2020 over the fair values of the assets acquired and liabilities assumed. The resulting goodwill was allocated to the Snacking reportable segment.
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
The Company’s indefinite-lived intangible assets consist of trademarks and trade names. The $1,538.6 million balance at both December 31, 2022 and 2021, was recognized as part of the 2016 acquisition of Hostess Holdings, the 2018 acquisition of the Cloverhill Business and the 2020 acquisition of Voortman. The trademarks and trade names are integral to the Company’s identity and are expected to contribute indefinitely to its corporate cash flows. Fair value for trademarks and trade names was determined using the income approach, which is considered to be Level 3 within the fair value hierarchy. The application of the income approach was premised on a royalty savings method, whereby the trademark and trade names are valued by reference to the amount of royalty income they could generate if they were licensed, in an arm’s-length transaction, to a third party. These assets have been assigned an indefinite life and therefore are not amortized but rather evaluated for impairment annually using the qualitative or quantitative methods, similar to goodwill. For the quantitative assessment, the valuation of trademarks and trade names are determined using the relief from royalty method. Significant assumptions used in this method include future trends in sales, a royalty rate and a discount rate to be applied to the forecasted revenue stream.
For the 2022, 2021 and 2020 annual impairment tests of goodwill and indefinite-lived intangible assets, the Company elected to perform the qualitative test. No indicators of impairment were noted.
Also, the Company has finite-lived intangible assets, net of accumulated amortization, of $382.2 million and $405.8 million on December 31, 2022 and 2021 respectively, consisting of customer relationships that were recognized as part of the Hostess Holdings, Voortman and Cloverhill acquisitions. For customer relationships, the application of the income approach (Level 3) was premised on an excess earnings method, whereby the customer relationships are valued by the earnings expected to be generated from those customers after other capital charges. Finite-lived intangible assets are being amortized on a straight-line basis over the estimated remaining useful lives of the assets, from 2 to 17 years. The weighted-average amortization period as of December 31, 2022 for customer relationships was 16.8 years.
The Company assesses finite-lived intangible assets for impairment whenever events or changes in facts and circumstances indicate that the carrying amount of the asset may not be recoverable based on projected undiscounted cash flows, similar to property, plant and equipment. There were no impairment losses for the years ended December 31, 2022, 2021 and 2020.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reserves for Self-Insurance Benefits
The Company’s employee health plan is self-insured up to a stop-loss amount of $0.3 million for each participant per plan year. In addition, the Company maintains insurance programs covering its exposure to workers’ compensation. Such programs include the retention of certain levels of risks and costs through high deductibles and other risk retention strategies. Included in the accrued expenses in the consolidated balance sheets is a reserve for healthcare claims in the amount of approximately $2.6 million and $1.9 million at December 31, 2022 and 2021, respectively, and a reserve for workers’ compensation claims of $2.9 million and $3.1 million at December 31, 2022 and 2021, respectively.
Leases
The Company recognizes a right of use asset and corresponding lease liability on the consolidated balance sheets for all lease transactions with terms of more than 12 months. Agreements are determined to contain a lease if they convey the use and control of an underlying physical asset. Based on the nature of the lease transaction, leases are either classified as financing or operating. Under both classifications, the right of use asset and liability are initially valued based on the present value of the future minimum lease payments using an effective borrowing rate at the inception of the lease. The Company determined the effective borrowing rate based on its expected incremental borrowing rate on collateralized debt. At December 31, 2022, 2021 and 2020, the weighted average effective borrowing rate for outstanding operating leases was 3.7%, 3.6% and 3.6%, respectively.
Under a financing lease, interest expense related to the lease liability is recognized over the lease term using an effective interest rate method and right of use assets are amortized straight-line over the term of the lease. Under an operating lease, minimum lease payments are expensed straight-line over the lease term. Lease liabilities are amortized using an effective interest rate method and right of use assets are reduced based on the excess of the sum of the straight-line lease expense and the reduction of the lease liability over the actual lease payments. At December 31, 2022, 2021 and 2020, the weighted average remaining terms on operating leases were approximately six, seven and eight years, respectively.
Variable lease payments, such as taxes and insurance, are expensed as incurred. Expenses related to leases with original terms less than 12 months (short-term leases) are expensed as incurred. For all leases related to distribution, bakery and corporate facilities, the Company has elected not to separate non-lease components from lease components.
At December 31, 2022 and 2021, right of use assets related to operating leases are included in property and equipment, net on the consolidated balance sheets (see Note 5. Property and Equipment). Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the consolidated balance sheets (see Note 9. Debt).
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables disaggregate revenue by geographical market and category:

	Year Ended December 31, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$1,210,507	$127,420	$1,337,927
Canada	—	20,280	20,280
	$1,210,507	$147,700	$1,358,207

	Year Ended December 31, 2021
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$1,025,541	$98,797	$1,124,338
Canada	—	17,698	17,698
	$1,025,541	$116,495	$1,142,036

	Year Ended December 31, 2020
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$920,388	$77,692	$998,080
Canada	—	18,529	18,529
	$920,388	$96,221	$1,016,609
The Company has one customer that accounted for 10% or more of the Company’s total net revenue. The percentage of total net revenues for this customer was 19.6%, 18.9% and 20.2% for the years ended December 31, 2022, 2021 and 2020, respectively.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense included in advertising and marketing in the consolidated statements of operations was $21.3 million, $9.5 million and $6.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
For awards that have market conditions, the grant date fair value is determined using a Monte Carlo simulation model with assumptions underlying the Black-Scholes option-pricing methodology. Compensation expense is calculated based on the number of shares expected to vest after assessing the probability that the performance or market criteria will be met. For market-based awards, probability is not reassessed and compensation expense is not remeasured subsequent to the initial assessment on the grant date.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shares issued for option exercises, restricted stock units and other share-based awards may be either authorized but unissued shares or shares of treasury stock.
Collective Bargaining Agreements
As of December 31, 2022, approximately 44%, of the Company’s employees are covered by collective bargaining agreements. None of these agreements expire before December 31, 2023.
Employee Benefit Plans
The Company provides several benefit plans for employees depending upon employee eligibility. The Company has a health care plan, a defined contribution retirement plan (401(k)), company-sponsored life insurance, employee stock purchase plan and other benefit plans. For the defined contribution retirement plan, the Company matches a percentage of employee contributions up to a specified amount. For the years ended December 31, 2022, 2021 and 2020, contributions to the defined contribution retirement plan were $3.0 million, $2.4 million and $2.0 million, respectively.
The Company offers an annual incentive plan based upon annual operating targets. Final payout is approved by the Board of Directors or a committee thereof. As of December 31, 2022 and 2021 there was $29.0 million and $21.2 million accrued for this plan, respectively.
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs (see Note 13. Income Taxes).
Derivatives
Prior to November 4, 2021, the Company had outstanding public and private placement warrants which were originated in the 2015 initial public offering of a special purpose acquisition company (“SPAC”), which subsequently acquired Hostess Holdings in 2016 in a transaction that resulted in the Company becoming the parent company of Hostess Holdings. Due to certain provisions in the warrant agreement, the Company concluded that certain warrants do not meet the criteria to be classified in stockholders’ equity. In periods in which the public and private warrants meet the definition of a liability-classified derivative under Accounting Standards Codification (“ASC”) 815, the Company recognized these warrants within current liabilities on the consolidated balance sheets at fair value, with subsequent changes in fair value recognized in the consolidated statements of operations at each reporting date. The warrants expired on November 4, 2021 and are no longer outstanding.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
See Note 10. Derivative Instruments for more information on our derivative instruments.
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
New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. In December 2022, the FASB issued ASU No 2022-06, “Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848”, which extends the optional transition relief to ease the potential burden in accounting for reference rate reform on financial reporting. The transition relief is provided through December 31, 2024 based on the expectation that the London Interbank Offered Rate (LIBOR) will cease to be published as of June 30, 2023. The Company is evaluating the impact the new standard will have on the consolidated financial statements and related disclosures but does not anticipate a material impact.

2. Business Combinations
Voortman Acquisition
On January 3, 2020, the Company completed the acquisition of all of the shares of the parent company of Voortman, a manufacturer of premium, branded wafers as well as sugar free and specialty cookies for approximately $328.7 million ($427.0 million CAD), reflecting final working capital and other closing statement adjustments.
Net cash outflow related to the purchase price during the year ended December 31, 2020 was $316.0 million. This net cash outflow reflects a non-cash gain on a related foreign currency contract of $6.9 million, cash acquired of $1.6 million. As of December 31, 2022 and 2021, the outstanding liability for certain purchase price adjustments was $4.1 million and $4.3 million, respectively.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2020, the Company incurred $4.3 million of expenses related to this acquisition. These expenses are classified as business combination transaction costs on the consolidated statements of operations.

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

4. Share-Based Compensation
The Company provides compensation benefits to employees under the Amended and Restated Hostess Brands, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) and the Hostess Brands, Inc. 2022 Employee Stock Purchase Plan (“ESPP”).
Hostess Brands, Inc. 2016 Equity Incentive Plan
The 2016 Plan provides for the granting of various equity-based incentive awards to members of the Board of Directors of the Company, employees and service providers to the Company. The types of equity-based awards that may be granted under the 2016 Plan include: stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs), and other share-based awards. There are 11,150,000 registered shares of Class A common stock reserved for issuance under the 2016 Plan. All awards issued under the 2016 Plan may only be settled in shares of Class A common stock. As of December 31, 2022, 5,180,342 shares remained available for issuance under the 2016 Plan.
Restricted Stock Units (“RSUs”)
The fair value of RSU awards is calculated based on the closing market price of the Company’s Class A common stock on the date of grant. Compensation expense is recognized straight-line over the requisite service period of the awards, ranging from one to three years. The weighted average grant date fair value of RSU awards granted in 2022, 2021, and 2020 was $20.55, $14.78 and $12.99, respectively.
The vesting of certain RSU awards is contingent upon the Company’s Class A common stock achieving a certain total stockholder return (“TSR”) in relation to a group of its peers, measured over a three year period. Depending on the actual performance over the measurement period, an award recipient has the opportunity to receive up to 200% of the granted awards. At December 31, 2022, 2021 and 2020, there were 437,041, 359,388, and 411,549 RSU awards with TSR performance conditions outstanding, respectively.
The fair value of RSUs with a TSR component granted during the years ended December 31, 2022, 2021 and 2020, were estimated on the date of grant using the Monte Carlo simulation model using the following assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Expected volatility (1)	24.0%	29.0%	30.0%
Expected dividend yield (2)	—%	—%	—%
Performance period (years)	3.0 years	3.0 years	3.0 years
Risk-free rate (3)	1.3%	0.2%	1.5%

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)The expected volatility assumption was calculated based on the actual volatility of Hostess Brands’ daily closing share price over the three year period to the valuation date.
(2)From its inception through December 31, 2022, the Company has not paid any dividends on its common stock. As of the RSU grant date, it was assumed that no dividends would be paid on common stock over the performance period.
(3)The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant which corresponds to the performance period.
Upon an employee’s termination, certain RSU awards provide that unvested awards will be forfeited and the shares of common stock underlying such awards will become available for issuance under the 2016 Plan. Other RSU awards provide for accelerated vesting upon an employee’s termination under certain circumstances.
The following table summarizes the activity of the Company’s unvested RSUs:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	1,139,527	$14.62
Total Granted	714,118	20.55
Forfeited	(91,573)	16.73
Vested (1)	(508,906)	14.47
Unvested as of December 31, 2022	1,253,166	$17.90
(1) Includes 256,528 shares withheld to satisfy $5.2 million of employee tax obligations upon vesting.

As of December 31, 2022, there was $13.1 million of total unrecognized compensation cost, related to non-vested RSUs granted under the 2016 Plan; that cost is expected to be recognized over a weighted average remaining period of approximately 1.8 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $10.6 million, $8.3 million and $3.7 million. As of December 31, 2022 there were no awards outstanding for which it was not probable that the performance conditions would be met.
For the years ended December 31, 2022, 2021 and 2020, $9.6 million, $7.9 million and $6.3 million, respectively, of compensation expense related to the RSUs was recognized within general and administrative expenses on the consolidated statements of operations.
Stock Options
The following table includes the significant inputs used to determine the fair value of options issued under the 2016 plan.

Year Ended December 31, 2020
Expected volatility (1)	26.3%
Expected dividend yield (2)	—%
Expected option term (3)	6.0 years
Risk-free rate (4)	1.6%
(1)The expected volatility assumption was calculated based on a peer group analysis of stock price volatility with a look back period based on the expected term and ending on the grant date.
(2)From its inception through December 31, 2022, the Company has not paid any dividends on its common stock. As of the stock option grant date, it was assumed that no dividends would be paid on common stock over the term of the stock options. Option holders have no right to dividends prior to the exercise of the options.
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The stock options vest in equal annual installments on varying dates through 2023. The maximum term under the grant agreement is ten years. For the years ended December 31, 2022, 2021 and 2020, there was $0.7 million, $1.7 million and $2.4 million, respectively, of expense related to the stock options recognized within general and administrative costs on the consolidated statements of operations. No options were granted in the years ended December 31, 2022 and 2021. The weighted average grant-date fair value of options granted in the year ended December 31, 2020 was $4.04.
The following table summarizes the activity of the Company’s unvested stock options:

	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,461,885	6.98	$13.26	$10,467,312
Exercised	(236,422)	—	13.34	2,487,634
Forfeited	(22,596)	—	12.72
Outstanding as of December 31, 2022	1,202,867	6.02	$13.25	11,048,766
Exercisable as of December 31, 2022	1,050,089	5.86	$13.18	9,718,721
2022 Employee Stock Purchase Plan
The ESPP is intended to provide employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions at the end of a specified purchase period. Each of the Company’s employees (including officers) is eligible to participate in the ESPP, subject to certain limitations set forth in the ESPP. The ESPP operates with six-month offering periods commencing on the first trading day on or after April 1 and October 1 of each year (“Offering Period”), with the first Offering Period commencing on October 1, 2022. Class A common stock may be purchased under the ESPP at the end of each six-month Offering Period unless the participant withdraws or terminates employment earlier. Shares of the Company’s common stock may be purchased under the ESPP at a price not less than 85% of the lesser of the fair market value of our Class A common stock on the first or last trading day of each Offering Period.
There are 3,000,000 registered shares of Class A common stock reserved for issuance under the ESPP. All awards issued under the ESPP may only be settled in shares of Class A common stock. As of December 31, 2022, 3,000,000 shares remained available for issuance under the ESPP.
For the year ended December 31, 2022, $0.1 million of compensation expense related to the ESPP was recognized within general and administrative expenses on the consolidated statements of operations.
All Share-Based Payment Arrangements
Share-based compensation expense totaled approximately $10.5 million, $9.6 million and $8.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Property and Equipment
Property and equipment consists of the following:

(In thousands)	December 31, 2022	December 31, 2021
Land and buildings	$81,405	$70,692
Right of use assets - operating	32,170	32,192
Machinery and equipment	315,149	299,071
Construction in progress	118,679	26,027
	547,403	427,982
Less accumulated depreciation	(122,090)	(92,677)
	$425,313	$335,305
Depreciation expense was $32.2 million, $23.5 million and $23.1 million for the years ended December 31, 2022, 2021, 2020, respectively.

6. Goodwill and Intangible Assets
Goodwill and intangible assets as of December 31, 2022 and 2021 were recognized as part of the Hostess Business Combination and the Voortman and Cloverhill Business acquisitions.
Goodwill was $706.6 million for the years ended December 31, 2022 and 2021, respectively, and is recognized at the Snacking reportable segment. There were no changes to goodwill during the years ended December 31, 2022 and 2021.
Intangible assets consist of the following:

(In thousands)	December 31, 2022	December 31, 2021
Intangible assets with indefinite lives (Trademarks and Trade Names)	$1,538,631	$1,538,631
Intangible assets with definite lives (Customer Relationships)	526,813	526,813
Less accumulated amortization (Customer Relationships)	(144,564)	(121,052)
Intangible assets, net	$1,920,880	$1,944,392
The Company recognized additional trade names and customer relationships intangible assets during the year ended December 31, 2020 related to the acquisition of Voortman. See Note 2. Business Combinations for additional details.
Amortization expense was $23.5 million, $23.5 million and $26.5 million for the years ended December 31, 2022, 2021 and 2020 respectively.
Future expected amortization expense is as follows:

(In thousands)
2023	$23,512
2024	23,512
2025	22,752
2026	22,752
2027	22,752
2028 and thereafter	266,969

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Accrued Expenses
Included in accrued expenses are the following:

(In thousands)	December 31, 2022	December 31, 2021
Incentive compensation	$29,045	$21,172
Accrued interest	7,850	4,828
Payroll, vacation and other compensation	6,195	7,791
Interest rate and foreign currency contracts	423	2,042
Other	16,420	11,176
	$59,933	$47,009

8. Tax Receivable Agreement
Concurrent with the Hostess Business Combination, the Company entered into a tax receivable agreement that generally provides for the payment by the Company to the legacy equity holders of Hostess Holdings of 85% of the net cash savings, if any, in U.S. federal, state and local income taxes that the Company realizes (or is deemed to realize in certain circumstances) in periods after the closing of the business combination (which periods may extend, unless the tax receivable agreement is terminated early in accordance with its terms, for more than 15 years following any exchange of Class B Units of Hostess Holdings for shares of the Company’s Class A common stock or the cash equivalent thereof) as a result of (i) certain increases in tax basis resulting from the 2016 acquisition; (ii) certain tax attributes of Hostess Holdings and its subsidiaries existing prior to the 2016 acquisition and prior to subsequent exchanges of Class B Units; (iii) certain increases in tax basis resulting from exchanges of Class B Units; (iv) imputed interest deemed to be paid by the Company as a result of payments it makes under the tax receivable agreement; and (v) certain increases in tax basis resulting from payments the Company makes under the tax receivable agreement. The Company will retain the benefit of the remaining 15% of these cash savings. Certain payments under the tax receivable agreement will be made to the Metropoulos Entities in accordance with specified percentages, regardless of the source of the applicable tax attribute. The Company recognizes a liability on the consolidated balance sheet based on the undiscounted estimated future payments under the tax receivable agreement. Significant inputs used to estimate the future expected payments include a 26.0% cash tax savings rate.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity related to the tax receivable agreement obligations:

(In thousands)
Balance December 31, 2020	$156,544
Remeasurement due to change in estimated state tax rate	(1,409)
Payments	(9,270)
Balance December 31, 2021	$145,865
Remeasurement due to change in estimated state tax rate	(860)
Payments	(9,313)
Balance December 31, 2022	$135,692
As of December 31, 2022 the future expected payments under the tax receivable agreement are as follows:

(In thousands)
2023	$12,600
2024	6,700
2025	8,500
2026	11,200
2027	11,500
Thereafter	85,192

9. Debt
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
The Fourth Term Loan refinanced the remaining balance of $976.4 million on the Third New First Lien Term Loan (“Third Term Loan”) through a non-cash refinancing transaction. The Third Term Loan was originated through an amendment to an existing credit agreement held by Hostess Brands, LLC on November 20, 2017 and required quarterly payments of interest at a rate equal to the New LIBOR Floor plus a margin of 2.50% per annum and principal at a rate of 0.25% of the aggregate principal balance. Including the impact of the interest rate swap contracts, at December 31, 2022, the Company's aggregate term loans had an effective interest rate of 4.65%.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On December 23, 2022, the Company prepaid, without penalty, $100.0 million of the remaining balance on its term loan.
A summary of the carrying value of the debt and the lease obligations is as follows:

(In thousands)	December 31, 2022	December 31, 2021
Term loan (6.7% as of December 31, 2022)
Principal	$983,221	$1,091,596
Unamortized debt premiums, discounts and issuance costs	(2,563)	(3,679)
	980,658	1,087,917
Lease obligations	22,348	26,228
Total debt and lease obligations	1,003,006	1,114,145
Less: Amounts due within one year	(3,917)	(14,170)
Long-term portion	$999,089	$1,099,975
At December 31, 2022 and 2021, the approximate fair value of the Company’s aggregate term loan balance was $979.1 million and $1,090.2 million, respectively. The fair value is calculated using current interest rates and pricing from financial institutions (Level 2 inputs).
At December 31, 2022, there are no principal payments due under the Fourth Term loan until maturity on August 3, 2025.
Revolving Credit Facility
On October 1, 2019, Hostess Brands, LLC amended its Revolving Credit Agreement (the “Revolver”), providing for borrowings up to $100.0 million, a stated maturity date of August 3, 2024 and secured by liens on substantially all of Hostess Brands, LLC’s present and future assets, as defined in the Revolver. The Revolver is ranked equally with the Fourth Term Loan in regards to secured liens. The Revolver has an annual commitment fee on the unused portion of between 0.375% and 0.50% annually based upon the unused percentage. Interest on borrowings under the Revolver is, at Hostess Brands, LLC’s option, either the applicable LIBOR plus a margin of 2.25% per annum or the base rate plus a margin of 1.25% per annum.
Prior to the amendment, the Revolver originated on August 3, 2015 had interest on borrowings at Hostess Brands, LLC’s option, of either the applicable LIBOR plus a margin of between 3.00% and 3.50% per annum or the base rate plus a margin of 2.00% to 2.50% per annum.
The Company had no outstanding borrowings under the Revolver as of December 31, 2022 or 2021. See Note 14. Commitments and Contingencies for information regarding the letters of credit, which reduce the amount available for borrowing under the Revolver. The Revolver contains certain restrictive financial covenants. As of December 31, 2022, the Company was in compliance with these covenants.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivative Instruments
Warrants
As part of its initial public offering in 2015, the Company issued public and private placement warrants. Each warrant entitled its holder to purchase one-half of one share of Class A common stock at an exercise price of $5.75 per half share, to be exercised only for a whole number of shares of Class A common stock. No warrants were outstanding as of December 31, 2022 or 2021.
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
Interest Rate Swaps
In 2020, the Company entered into five-year interest rate swap contracts to reduce the effect of interest rate fluctuations on its variable-rate debt. The notional value of these contracts was $500 million. In February 2022, the Company entered into a three-year interest rate swap contract with a notional value of $200 million to further reduce the effect of interest rate fluctuations on its variable-rate term loan. At December 31, 2022, a total notional amount of $700.0 million remained outstanding on the swap contracts which have a maturity date aligned with the maturity of the term loan in August 2025. Under the terms of the contracts, the Company makes quarterly payments based on fixed interest rates ranging from 1.11% to 2.06% and receives quarterly payments based on the greater of LIBOR or 0.75%. The Company has designated these contracts as cash flow hedges. At December 31, 2022, the interest on the Company’s variable rate debt hedged by these contracts is effectively fixed at rates ranging from 3.36% to 4.31%, which includes the term loan margin of 2.25%.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Contracts
To reduce the effect of fluctuations in CAD denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts during the years ended December 31, 2022 and 2021. The contracts that remain outstanding at December 31, 2022 provide for the Company to sell a total of $7.2 million USD for $9.2 million of CAD at varying defined settlement dates throughout 2023. The Company has designated these contracts as cash flow hedges.
A summary of the fair value of foreign currency and interest rate contracts is as follows:

(In thousands)		December 31, 2022	December 31, 2021
Asset derivatives	Location
Interest rate swap contracts (1)	Other non-current assets	$48,539	$1,803

Liability derivatives	Location

Interest rate swap contracts (1)	Accrued expenses	$—	$1,798
Foreign currency contracts (2)	Accrued expenses	423	244
		$423	$2,042
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

A summary of the gains and losses related to foreign currency and interest rate contracts in the consolidated statements of operations is as follows:

(In thousands)		Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020

(Gain) Loss on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$(3,557)	$4,563	$3,886
Foreign currency contracts	Cost of goods sold	248	(60)	—
		$(3,309)	$4,503	$3,886

Gain (loss) on other derivative contracts	Location
Foreign currency contracts	Other expense	$—	$—	$(274)
For interest rate swap contracts, unrealized income recognized in accumulated other comprehensive income as of December 31, 2022 of $23.4 million is expected to be reclassified into interest expense on the consolidated statement of operations through December 31, 2023.
For foreign currency contracts, unrealized expense recognized in accumulated other comprehensive income as of December 31, 2022 of $0.5 million is expected to be reclassified into cost of goods sold on the consolidated statement of operations through December 31, 2023.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Equity
The Company’s authorized common stock consists of three classes: 200,000,000 shares of Class A common stock, 50,000,000 shares of Class B Stock, and 1,000,000 shares of preferred stock. As of December 31, 2022, there were 142,650,344 shares of Class A common stock issued, 133,117,224 shares of Class A common stock outstanding and 9,533,120 shares of treasury stock. As of December 31, 2021 there were 142,031,329 shares of Class A common stock issued, 138,278,573 shares of Class A common stock outstanding and 3,752,756 shares of treasury stock. As of December 31, 2022, and 2021 there were no shares of Class B Stock or preferred stock issued or outstanding.
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
During the year ended December 31, 2022, the Company’s Board of Directors approved a share repurchase program of up to $150 million of the Company’s outstanding Class A common stock. As of December 31, 2022, $21.7 million remained available for use under this program.

12. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company’s Class A stockholders for the period by the weighted average number of Class A common shares outstanding for the period. In computing dilutive earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including: public and private placement warrants, RSUs, stock options and ESPP awards.
Below are basic and diluted earnings per share:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator: (in thousands)
Net income attributable to Class A stockholders - basic	$164,195	$119,299	$104,676
Impact of change in fair value of warrant liabilities	—	(566)	(39,941)
Numerator for diluted earnings per share	$164,195	$118,733	$64,735
Denominator:
Weighted-average Class A shares outstanding - basic	136,768,310	131,571,733	124,927,535
Dilutive effect of warrants	—	5,841,062	2,525,863
Dilutive effect of RSUs	631,800	588,250	270,090
Dilutive effect of stock options and ESPP awards	524,361	197,131	—
Weighted-average shares outstanding - diluted	137,924,471	138,198,176	127,723,488
Earnings per Class A share - basic	$1.20	$0.91	$0.84
Earnings per Class A share - dilutive	$1.19	$0.86	$0.51
For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock options and ESPP shares that were excluded from the computation of diluted weighted average shares, because their effect was anti-dilutive, were 130, 2,010 and 477,923 for the years ended December 31, 2022, 2021 and 2020, respectively.

13. Income Taxes
The income tax expense (benefit) consisted of the following:

(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Current tax expense
Federal	$20,213	$17,430	$2,120
State and local	5,334	4,088	1,479
Foreign	5,031	—	—
Total Current	30,578	21,518	3,599

Deferred tax expense (benefit)
Federal	12,666	13,509	17,204
State and local	3,285	3,077	3,750
Foreign	560	2,409	(4,148)
Total Deferred	16,511	18,995	16,806
Income tax expense, net	$47,089	$40,513	$20,405
Income (loss) before income taxes consists of the following:

(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Earnings (losses) before income taxes
United States	$156,357	$149,360	$144,075
Foreign	54,927	10,452	(15,373)
Income before income taxes	$211,284	$159,812	$128,702

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2022, 2021, and 2020, the effective income tax rate differs from the federal statutory income tax rate as explained below:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%

Change in fair value of warrant liabilities	—	(0.1)	(6.5)
State and local income taxes, net of federal benefit	4.2	5.6	2.8
Insurance proceeds	(2.9)	—	—
Income attributable to non-controlling interest	—	—	(0.6)
Foreign rate differential	0.5	0.3	(0.6)
Change in state tax rate	(1.1)	(1.9)	0.6
Tax law change	—	—	(0.8)
Other	0.6	0.5	—
Effective income tax rate	22.3%	25.4%	15.9%
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the accompanying consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.
Details of the Company’s deferred tax assets and liabilities are summarized as follows:

(In thousands)	As of December 31, 2022	As of December 31, 2021
Deferred tax assets
Imputed interest	$6,248	$6,478
Tax credits	1,140	3,011
Net operating loss carryforwards	122	—
Accrued liabilities	8,992	7,080
Share-based compensation	2,804	3,588
Other	5,236	5,367
Total deferred tax assets	24,542	25,524

Deferred tax liabilities
Goodwill and intangible assets	(304,121)	(291,024)
Property and equipment	(53,456)	(51,272)
Other	(13,995)	(1,075)
Total deferred tax liabilities	(371,572)	(343,371)
Total deferred tax assets and liabilities	$(347,030)	$(317,847)
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

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022 and 2021, Hostess had gross state credit carryforwards of $1.4 million and $3.8 million respectively. The carryforwards in 2022 relate entirely to Kansas High Performance Incentive Program credits and will begin to expire in 2032 if not utilized.
At December 31, 2022, Hostess had gross state net operating losses of $1.6 million. Unless utilized, the state net operating losses expire in 2034.
The global intangible low-taxed income (“GILTI”) provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is electing to account for GILTI tax in the period in which it is incurred.
The Company recognizes in the consolidated financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. As of both December 31, 2022 and 2021, the Company had $1.6 million of gross unrecognized tax benefits, which would have a net $1.6 million impact on the effective tax rate, if recognized. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(In thousands)
Balance at December 31, 2020	$1,560
Additions for tax positions established in prior years	45
Balance at December 31, 2021	1,605
Additions for tax positions acquired	80
Reductions for tax positions established in prior years	(92)
Balance at December 31, 2022	$1,593
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
As of December 31, 2022, the Company has approximately $45.9 million of undistributed foreign subsidiary earnings that are intended to be permanently reinvested outside of the United States. The Company does not provide deferred taxes on the undistributed earnings and does not expect withholding taxes or other foreign income taxes to apply should these earnings be distributed.

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
In December 2020, the Company asserted claims for indemnification against the sellers under the terms of the Share Purchase Agreement pursuant to which the Company acquired Voortman (the “Agreement”). The claims arose out of alleged breaches by the sellers of certain representations, warranties and covenants contained in the Agreement relating to periods prior to the closing of the acquisition. The Company also submitted claims relating to these alleged breaches under the representation and warranty insurance policy (“RWI”) it purchased in connection with the acquisition. In June 2022, the RWI insurers agreed to pay the Company $42.5 million CAD (the RWI coverage limit) (the “Proceeds”) related to these breaches. During the year ended December 31, 2022, the Company received the Proceeds and recognized a gain of $42.5 million CAD ($33.0 million) in other expense (income) on its consolidated statement of operations. Per agreement with the RWI insurers, under no circumstances will the Company be required to return the Proceeds.
On November 3, 2022, pursuant to the agreement with the RWI insurer, Voortman brought claims in the Ontario (Canada) Superior Court of Justice (the “Claim”), related to the breaches against certain of the sellers from whom Voortman was acquired. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce the Company to overpay for Voortman. The Company is seeking damages of $109 million CAD representing the amount of the aggregate liability of the sellers for indemnification under the Agreement, $5.0 million CAD in punitive or aggravated damages, interest, proceedings fees and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although the Company strongly believes that its Claim against the sellers is meritorious, no assurance can be given as to whether the Company will recover all, or any part, of the amounts it is pursuing.
Lease Commitments
Operating Leases
As of December 31, 2022 the Company has leases outstanding for certain office spaces, its Burlington, Ontario bakery and its primary distribution center under noncancellable operating lease arrangements. The future minimum lease payments under these agreements as of December 31, 2022 are shown below.

(In thousands)
2023	$4,966
2024	5,101
2025	5,234
2026	2,655
2027	1,639
Thereafter	4,848
Total lease payments	24,443
Reconciling impact from discounting	(2,095)
Total lease liabilities	$22,348

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financing Leases
The Company entered into bond and lease agreements with Clark County, Arkansas on October 4, 2022. The bond-lease transaction required the Company to exchange its property to the taxing jurisdiction for tax-exempt bonds issued in the name of the Company and not to exceed $160 million. The Company has used $11.5 million through December 31, 2022. As the holder of the bonds, the Company is not required to make lease payments as the Company’s obligation to pay rent is equal to the county’s obligation to pay debt service on the bonds. Also on October 4, 2022, the Company entered into agreements for payments in lieu of taxes (PILOT) with Clark County, Arkansas, whereby the county granted ad valorem tax savings with respect to certain real and personal property in Arkadelphia, Arkansas through 2052. In accordance with the PILOT agreements, the Company will owe 35% of the ad valorem taxes on the Arkadelphia, Arkansas property that would have otherwise been due. The Company has elected to use the right of offset under ASC 210-20 to net the asset and the liability.
The Company entered into a bond-lease agreement with the Development Authority of Columbus, Georgia on December 1, 2013, which was amended in December 2016. The bond-lease transaction required the Company to exchange its property to the taxing jurisdiction for tax-exempt bonds issued in the name of the Company not to exceed $18 million. As the issuer and holder of the bonds, the Company is not required to make lease payments as the Company’s obligation to pay rent is equal to the county’s obligation to pay debt service on the bonds. On December 16, 2013, the Company received an ad valorem tax agreement from the Columbus, Georgia Board of Tax Assessors granting tax abatement for the real and personal property located at the Company’s Columbus, Georgia bakery through 2023. The Company has elected to use the right of offset under ASC 210-20 to net the asset and the liability.
The table below shows the composition of lease expense for the period:

(In thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease expense	6,372	6,420	5,722
Short-term lease expense	3,032	1,945	2,633
Variable lease expense	1,564	1,450	1,763
	$10,968	$9,815	$10,118

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

As of December 31, 2022, we had purchase commitments for various ingredients with a remaining term in excess of one year of $5.2 million.

HOSTESS BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Letters of Credit
The Company is a party to Letter of Credit arrangements to provide for the issuance of standby letters of credit in the amount of $5.9 million and $6.0 million for the years ended 2022 and 2021, respectively. The arrangements support the collateral requirements for insurance. The Letters of Credit are 100% secured through our Revolver.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)    Evaluation Of Disclosure Controls And Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at a level of reasonable assurance.

(b)    Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organization of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.
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

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Kansas City, MO, Auditor Firm ID: 185.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year, and is incorporated herein by reference.

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

3.1	Third Amended and Restated Certificate of Incorporation of Hostess Brands, Inc. (2)
3.2	Amended and Restated Bylaws of Hostess Brands, Inc. (12)
4.1	Specimen Class A Common Stock Certificate (3)
4.2	Description of Capital Stock (10)
10.1	Tax Receivable Agreement, dated November 4, 2016, by and among Gores Holdings, Inc., Hostess CDM Co-Invest, LLC, CDM Hostess Class C, LLC, AP Hostess Holdings, L.P., and C. Dean Metropoulos (3)
10.2	Form of Indemnification Agreement (3)
10.3	Amended and Restated Hostess Brands, Inc. 2016 Equity Incentive Plan (11)
10.4	Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (4)
10.5	Amendment No. 1, dated August 1, 2018, to the Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (5)
10.6	Amendment No. 2, dated February 20, 2023, to the Employment Agreement, dated April 12, 2018, by and between Hostess Brands, Inc. and Andrew Callahan (13)
10.7	HB Amended and Restated Key Executive Severance Benefit Plan (13)
10.8	Hostess Brands, Inc. 2022 Employee Stock Purchase Plan (11)
10.9	Form of Stock Option Award Agreement (6)
10.10	Form of Chief Executive Officer Stock Option Award Agreement (6)
10.11	Form of 2021 Performance Share Unit Award Agreement (7)
10.12	Form of 2021 Chief Executive Officer Performance Unit Award Agreement (7)
10.13	Form of 2022 Performance Share Unit Award Agreement (10)
10.14	Form of 2022 Chief Executive Officer Performance Unit Award Agreement (10)
10.15
Incremental Assumption and Amendment Agreement No. 5, dated as of January 3, 2020, by and among HB Holdings, LLC, Hostess Brands LLC, certain of Hostess Brands, LLC's subsidiaries, the lenders party thereto, Credit Suisse AG, Cayman Island Branch, as administrative agent and the other parties party thereto.(8)

10.16	Fourth Amended and Restated First Lien Credit Agreement, Dated January 3, 2020 (8)
10.17	Hostess Brands, Inc. Incentive Compensation Plan for Exempt Employees (2022) (10)
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.1	The cover page from this Current Report on Form 8-K, formatted in Inline XBRL
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
(6)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 8, 2019 and incorporated herein by reference.
(7)Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 24, 2021 and incorporated herein by reference.
(8)Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2020 and incorporated herein by reference.
(9)Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 17, 2021 and incorporated herein by reference.
(10)Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022 and incorporated herein by reference.
(11)Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 10, 2022 and incorporated herein by reference.
(12)Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 16, 2022 and incorporated herein by reference.
(13)Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 21, 2023 and incorporated herein by reference.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lenexa, Kansas on February 21, 2023.

HOSTESS BRANDS, INC.

By	/s/ Travis E. Leonard
Travis E. Leonard Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Andrew P. Callahan	President, Chief Executive Officer (principal executive officer) and Director	February 21, 2023
Andrew P. Callahan
/s/ Travis E. Leonard	Executive Vice President, Chief Financial Officer (principal financial officer and principal accounting officer)	February 21, 2023
Travis E. Leonard
/s/ Jerry D. Kaminski	Chairman and Director	February 21, 2023
Jerry D. Kaminski
/s/ Olu Beck	Director	February 21, 2023
Olu Beck
/s/ Laurence Bodner	Director	February 21, 2023
Laurence Bodner
/s/ Gretchen R. Crist	Director	February 21, 2023
Gretchen R. Crist
/s/ Rachel P. Cullen	Director	February 21, 2023
Rachel P. Cullen
/s/ Hugh G. Dineen	Director	February 21, 2023
Hugh G. Dineen
/s/ Ioannis Skoufalos	Director	February 21, 2023
Ioannis Skoufalos
/s/ Craig D. Steeneck	Director	February 21, 2023
Craig D. Steeneck