Form 10-Q
period 2023-03-31
Hostess Brands, Inc.
filed 2023-05-09
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 132,850,224 shares at May 5, 2023

HOSTESS BRANDS, INC.
FORM 10-Q
For the Three Months Ended March 31, 2023

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required by law.

PART I
Item 1. Financial Statements (Unaudited)

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$101,666	$98,584
Short-term investments	—	17,914
Accounts receivable, net	189,952	168,783
Inventories	67,498	65,406
Prepaids and other current assets	11,952	16,375
Total current assets	371,068	367,062
Property and equipment, net	442,963	425,313
Intangible assets, net	1,915,002	1,920,880
Goodwill	706,615	706,615
Other assets, net	63,382	72,329
Total assets	$3,499,030	$3,492,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$4,176	$3,917
Tax receivable agreement payments payable within one year	11,200	12,600
Accounts payable	91,771	85,667
Customer trade allowances	66,058	62,194
Accrued expenses and other current liabilities	33,679	59,933
Total current liabilities	206,884	224,311
Long-term debt and lease obligations	998,226	999,089
Tax receivable agreement obligations	123,134	123,092
Deferred tax liability	353,376	347,030
Other long-term liabilities	1,623	1,593
Total liabilities	1,683,243	1,695,115

Commitments and Contingencies (Note 9)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 143,099,217 shares issued and 133,005,487 shares outstanding as of March 31, 2023 and 142,650,344 shares issued and 133,117,224 shares outstanding as of December 31, 2022	14	14
Additional paid in capital	1,311,291	1,311,629
Accumulated other comprehensive income	29,499	35,078
Retained earnings	677,884	639,595
Treasury stock	(202,901)	(189,232)
Stockholders’ equity	1,815,787	1,797,084
Total liabilities and stockholders’ equity	$3,499,030	$3,492,199
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022

Net revenue	$345,403	$332,051
Cost of goods sold	224,686	216,427
Gross profit	120,717	115,624
Operating costs and expenses:
Advertising and marketing	13,899	11,950
Selling	10,649	9,777
General and administrative	28,198	29,672
Amortization of customer relationships	5,878	5,878
Total operating costs and expenses	58,624	57,277
Operating income	62,093	58,347
Other expense
Interest expense, net	10,185	9,666
Other expense	181	436
Total other expense	10,366	10,102
Income before income taxes	51,727	48,245
Income tax expense	13,438	13,687
Net income	$38,289	$34,558

Earnings per Class A share:
Basic	$0.29	$0.25
Diluted	$0.28	$0.25
Weighted-average shares outstanding:
Basic	133,551,603	138,602,451
Diluted	134,553,122	139,565,136

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022

Net income	$38,289	$34,558
Other comprehensive income:
Unrealized gain (loss) on interest rate swap and foreign currency contracts designated as a cash flow hedge	(3,013)	23,656
Reclassification into net income	(4,532)	1,062
Income tax benefit (expense)	1,966	(6,492)
Comprehensive income	$32,710	$52,784

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2022	133,117	$14	$1,311,629	$35,078	$639,595	9,533	$(189,232)	$1,797,084
Comprehensive income	—	—	—	(5,579)	38,289	—	—	32,710
Share-based compensation	324	—	3,011	—	—	—	—	3,011
Exercise of employee stock options	125	—	2,112	—	—	—	—	2,112
Payment of taxes for employee stock awards	—	—	(5,461)	—	—	—	—	(5,461)
Repurchase of common stock	(561)	—	—	—	—	561	(13,669)	(13,669)
Balance–March 31, 2023	133,005	$14	$1,311,291	$29,499	$677,884	10,094	$(202,901)	$1,815,787

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2021	138,279	$14	$1,303,254	$(506)	$475,400	3,753	$(59,172)	$1,718,990
Comprehensive income	—	—	—	18,226	34,558	—	—	52,784
Share-based compensation	350	—	2,339	—	—	—	—	2,339
Exercise of employee stock options	105	—	1,662	—	—	—	—	1,662
Payment of taxes for employee stock awards	—	—	(5,216)	—	—	—	—	(5,216)
Repurchase of common stock	(459)	—	—	—	—	459	(9,680)	(9,680)
Balance–March 31, 2022	138,275	$14	$1,302,039	$17,720	$509,958	4,212	$(68,852)	$1,760,879
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating activities
Net income	$38,289	$34,558
Depreciation and amortization	15,327	13,297
Debt discount amortization	264	308
Unrealized foreign exchange losses	52	317
Non-cash lease expense	73	125
Share-based compensation	3,011	2,339
Realized and unrealized gains on short-term investments	(86)	—
Deferred taxes	8,312	7,322
Change in operating assets and liabilities:
Accounts receivable	(21,167)	(44,848)
Inventories	(2,092)	(7,054)
Prepaids and other current assets	5,092	3,735
Accounts payable and accrued expenses	(23,016)	10,866
Customer trade allowances	3,869	10,561
Net cash provided by operating activities	27,928	31,526

Investing activities
Purchases of property and equipment	(23,463)	(23,034)
Proceeds from maturity of short-term investments	18,000	—
Acquisition and development of software assets	(964)	(1,825)
Net cash used in investing activities	(6,427)	(24,859)

Financing activities
Repayments of long-term debt and lease obligations	—	(2,792)
Repurchase of common stock	(13,669)	(9,680)
Tax payments related to issuance of shares to employees	(5,461)	(5,216)
Cash received from exercise of options and warrants	2,112	1,662
Payments on tax receivable agreement	(1,358)	(1,443)
Net cash used in financing activities	(18,376)	(17,469)
Effect of exchange rate changes on cash and cash equivalents	(43)	74
Net increase (decrease) in cash and cash equivalents	3,082	(10,728)
Cash and cash equivalents at beginning of period	98,584	249,159
Cash and cash equivalents at end of period	$101,666	$238,431

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,096	$9,678
Net taxes paid (refunded)	$6,416	$(514)
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$11,778	$5,433
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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of March 31, 2023 and December 31, 2022, the Company’s accounts receivable were $190.0 million and $168.8 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $5.8 million for both periods ended March 31, 2023 and December 31, 2022.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of inventories are as follows:

(In thousands)	March 31, 2023	December 31, 2022

Ingredients and packaging	$33,459	$35,410
Finished goods	31,253	26,133
Inventory in transit to customers	2,786	3,863
	$67,498	$65,406
Capitalized Interest
The Company capitalizes a portion of the interest on its term loan (see Note 4. Debt and Lease Obligations) related to certain property and equipment during its construction period. The capitalized interest is recorded as part of the asset to which it relates and depreciated over the asset’s estimated useful life. The Company capitalized interest of $1.7 million during the three months ended March 31, 2023. No interest was capitalized during the three months ended March 31, 2022. Capitalized interest is included in property and equipment, net on the condensed consolidated balance sheets.
Software Costs
Capitalized software is included in other assets on the condensed consolidated balance sheets in the amount of $21.0 million and $21.4 million, net of accumulated amortization of $24.0 million and $22.6 million as of March 31, 2023 and December 31, 2022, respectively. Capitalized software costs are amortized over their estimated useful life of up to five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative expense on the condensed consolidated statements of operations was $1.4 million for the three months ended March 31, 2023, compared to $1.0 million for the three months ended March 31, 2022, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products primarily within the Sweet Baked Goods (“SBG”) category in the United States, as well as in the Cookie category in the United States and Canada.
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended March 31, 2023
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$308,430	$32,714	$341,144
Canada	—	4,259	4,259
	$308,430	$36,973	$345,403

	Three Months Ended March 31, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$296,372	$30,916	$327,288
Canada	—	4,763	4,763
	$296,372	$35,679	$332,051
Concentrations
The Company had one customer (together with its affiliates) that accounted for 18.3% and 20.7% of total net revenue for the three months ended March 31, 2023 and 2022, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment
Property and equipment consists of the following:

(In thousands)	March 31, 2023	December 31, 2022

Land and buildings	$81,631	$81,405
Right of use assets, operating	32,170	32,170
Machinery and equipment	328,110	315,149
Construction in progress	130,607	118,679
	572,518	547,403
Less accumulated depreciation and amortization	(129,555)	(122,090)
	$442,963	$425,313
Depreciation expense was $8.0 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively.

3. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	March 31, 2023	December 31, 2022

Payroll, vacation and other compensation	$8,812	$6,195
Accrued interest	7,820	7,850
Incentive compensation	5,232	29,045
Other	11,815	16,843
	$33,679	$59,933

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4. Debt and Lease Obligations
A summary of the carrying value of the debt and lease obligations are as follows:

(In thousands)	March 31, 2023	December 31, 2022
Term loan (7.1% as of March 31, 2023)
Principal	$983,221	$983,221
Unamortized debt premium and issuance costs	(2,323)	(2,563)
	980,898	980,658
Lease obligations	21,504	22,348
Total debt and lease obligations	1,002,402	1,003,006
Less: Current portion of long term debt and lease obligations	(4,176)	(3,917)
Long-term portion	$998,226	$999,089
At March 31, 2023, there are no principal payments due under the Company’s aggregate term loans until maturity on August 3, 2025.
Including the impact of the interest rate swap contracts, at March 31, 2023, the Company's aggregate term loans had an effective interest rate of 4.8%.
Leases
The Company has entered into operating leases for certain properties that expire at various times through 2030. The Company determines if an arrangement is a lease at inception.
At March 31, 2023 and December 31, 2022, right of use assets related to operating leases are included in property and equipment, net on the condensed consolidated balance sheets (see Note 2. Property and Equipment). As of March 31, 2023 and December 31, 2022, the Company had no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the condensed consolidated balance sheets.
The table below shows the composition of lease expense:

	Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Operating lease expense	$1,663	$1,603
Short-term lease expense	505	373
Variable lease expense	402	382
	$2,570	$2,358
5. Derivative Instruments
Interest Rate Swap and Foreign Currency Contracts
The Company entered into interest rate swap contracts with counterparties to make a series of payments based on fixed rates ranging from 1.11% to 2.06% and receive a series of payments based on the greater of LIBOR or 0.75%. Both the fixed and floating payment streams are based on the March 31, 2023 notional amount of $700 million, outstanding through the maturity date of the term loan in August 2025. The Company entered into these transactions to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges. At March 31, 2023, the interest on the Company’s variable rate debt hedged by these contracts is effectively fixed at rates ranging from 3.36% to 4.31%, which includes the term loan margin of 2.25%.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
To reduce the effect of fluctuations in Canadian dollar (“CAD”) denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company entered into CAD purchase contracts. The contracts provide for the Company to sell a total of $3.2 million USD for $4.1 million CAD at varying defined settlement dates through June 2023. The Company has designated these contracts as cash flow hedges.
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		March 31, 2023	December 31, 2022
Asset derivatives	Location
Interest rate swap contracts (1)	Other non-current assets	$40,087	$48,539

Liability derivatives	Location
Foreign currency contracts (2)	Accrued expenses	$183	$423
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

A summary of the gains and losses related to interest rate and foreign currency instruments on the condensed consolidated statements of operations is as follows:

		Three Months Ended
(In thousands)		March 31, 2023	March 31, 2022
(Gain ) Loss on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$(4,672)	$1,062
Foreign currency contracts	Cost of goods sold	140	—
		$(4,532)	$1,062

6. Earnings per Share
Basic earnings per share is calculated by dividing net income for the period by the weighted average number of shares of Class A common stock outstanding for the period excluding non-vested share-based awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including restricted stock units (“RSUs”), stock options and Employee Stock Purchase Plan (“ESPP”) awards.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Below are basic and diluted net income per share:

	Three Months Ended
	March 31, 2023	March 31, 2022
Numerator:
Net income (in thousands)	$38,289	$34,558
Denominator:
Weighted-average Class A shares outstanding - basic	133,551,603	138,602,451
Dilutive effect of RSUs	499,273	484,295
Dilutive effect of stock options and ESPP awards	502,246	478,390
Weighted-average shares outstanding - diluted	134,553,122	139,565,136

Net income per Class A share - basic	$0.29	$0.25

Net income per Class A share - diluted	$0.28	$0.25

7. Income Taxes
The Company is subject to U.S. federal, state and local income taxes as well as Canadian income tax on its controlled foreign subsidiary. The income tax provision is determined based on the estimated full year effective tax rate, adjusted for infrequent or unusual items, which are recognized on a discrete basis in the period they occur. The Company’s estimated annual effective tax rate is 27% prior to taking into account any discrete items.

8. Tax Receivable Agreement Obligations
The following table summarizes activity related to the tax receivable agreement for the three months ended March 31, 2023:

(In thousands)
Balance December 31, 2022	$135,692
Payments	(1,358)
Balance March 31, 2023	$134,334

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2020, the Company asserted claims for indemnification against the sellers under the terms of the Share Purchase Agreement pursuant to which the Company acquired Voortman (the “Agreement”) for damages arising out of alleged breaches by the sellers of certain representations, warranties and covenants contained in such agreement relating to periods prior to the closing of the acquisition. The Company also submitted claims relating to these alleged breaches under the representation and warranty insurance policy (“RWI”) it purchased in connection with the acquisition. In the third quarter of 2022, the RWI insurers paid the Company $42.5 million CAD (the RWI coverage limit) (the “Proceeds”) related to these breaches. Per agreement with the RWI insurers, under no circumstances will the Company be required to return the Proceeds.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The terms “our”, “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.
Overview
We are a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in North America, primarily under the Hostess® and Voortman® brands. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the Sweet Baked Goods (SBG) category, according to Nielsen U.S. total universe. For the 13-week period ended April 1, 2023, our branded SBG (which includes Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 20.3% per Nielsen’s U.S. SBG category data.
Factors Impacting Recent Results
We continue to experience increased labor, raw materials, and transportation costs in the current economic climate. Given the volatility of the global supply-chain environment, our ability to source raw materials and produce and ship products to meet the needs of our customers may be materially impacted. We continue to work closely with all of our vendors, distributors, contract manufacturers, and other external business partners to ensure availability of our products for our customers and consumers.

Operating Results

	Three Months Ended
(In thousands, except per share data)	March 31, 2023	March 31, 2022
Net revenue	$345,403	$332,051
Gross profit	120,717	115,624
As a % of net revenue	34.9%	34.8%
Operating costs and expenses	58,624	57,277
Operating income	62,093	58,347
Other expense (income)	10,366	10,102
Income tax expense	13,438	13,687
Net income	38,289	34,558

Earnings per Class A share:
Basic	$0.29	$0.25
Diluted	$0.28	$0.25
Results of Operations
Net Revenue
Net revenue for the three months ended March 31, 2023 increased $13.3 million, or 4.0%, compared to the three months ended March 31, 2022. Contribution from previously taken pricing actions and product mix provided 14.6% of the growth, offset by a 10.6% decline from volume. Compared to the same period last year, SBG net revenue increased $12.0 million or 4.0%, while cookies net revenue increased $1.3 million or 3.6%.
Gross Profit
Gross profit increased 4.4% and was 34.9% of net revenue for the three months ended March 31, 2023, an increase of 13 basis points from a gross margin of 34.8% for the three months ended March 31, 2022. The increase in gross margin was due to favorable price/mix and productivity benefits which more than offset higher supply chain costs, including inflation. The increase in gross profit was primarily attributed to favorable price/mix and productivity, partially offset by inflation.
Operating Costs and Expenses
Operating costs and expenses for the three months ended March 31, 2023 were $58.6 million, compared to $57.3 million for the three months ended March 31, 2022. The increase was primarily attributed to the planned increase in advertising investments, higher depreciation and higher share-based compensation expense, partially offset by project consulting costs included in the prior-year period.
Other Expense
Other expense for the three months ended March 31, 2023 was $10.4 million compared to $10.1 million for the three months ended March 31, 2022. The increase in other expense was primarily due to interest expense on our term loans which was $11.1 million and $9.6 million for the three months ended March 31, 2023 and 2022, respectively, partially offset by a decrease in foreign currency remeasurement.
Income Taxes
Our effective tax rate for the three months ended March 31, 2023 was 26.0% compared to 28.4% for the three months ended March 31, 2022. The decrease in the tax rate is attributed to a discrete tax benefit of $0.5 million during the three months ended March 31, 2023 as compared to a discrete tax expense of $0.6 million during the three months ended March 31, 2022, both related to share-based compensation.

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
We had working capital, excluding cash and short-term investments, as of March 31, 2023 and December 31, 2022 of $62.5 million and $44.2 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of March 31, 2023, we had approximately $94.1 million available for borrowing, net of letters of credit, under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the three months ended March 31, 2023 and 2022 were $27.9 million and $31.5 million, respectively. Operating cash flows were lower due to higher tax and incentive compensation payments partially offset by favorable working capital fluctuations and increased profitability in the current year period.
Cash Flows from Investing Activities
Investing activities used $6.4 million and $24.9 million of cash for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we received proceeds from maturity of short-term marketable securities of $18.0 million. We did not have any proceeds from maturity of short-term investments during the three months ended March 31, 2022.
Cash Flows from Financing Activities
Financing activities used $18.4 million and $17.5 million for the three months ended March 31, 2023 and 2022, respectively. The net outflow in the current year period consisted of cash used to repurchase 0.6 million shares of our common stock under existing share repurchase authorizations for an amount of $13.7 million and an average price per share of $24.38, as well as tax payments related to issuance of shares to employees and scheduled payments under the tax receivable agreement, offset by cash inflows from the proceeds on exercise of employee stock options. The net outflow in the prior-year period reflects proceeds on exercise of employee stock options, offset by cash used to repurchase 0.5 million shares of our common stock for an amount of $9.7 million and an average price per share of $21.09 and scheduled payments under the tax receivable agreement and term loan.
Long-Term Debt
As of March 31, 2023, $983.2 million aggregate principal amount of the term loan was outstanding and letters of credit worth up to $5.9 million aggregate principal amount were outstanding, reducing the amount available under the Revolver. We had no outstanding borrowings under our Revolver as of March 31, 2023, with a remaining borrowing capacity of $94.1 million. As of March 31, 2023, we were in compliance with the covenants under the term loan and the Revolver.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
During the three months ended March 31, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
We are involved from time to time in lawsuits, claims and proceedings arising in the ordinary course of business. These matters typically involve personnel and employment issues, personal injury claims, contract matters and other proceedings arising in the ordinary course of business. Although we do not expect the outcome of these matters to have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments enter into settlements or be subject to claims that could materially impact our results.

The information required to be furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 9. Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K filed on February 21, 2023. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities

Period	Total number of securities repurchased	Average price paid per share	Total number of securities purchased as part of publicly announced plans or programs	Approximate dollar value of securities that may yet be purchased under the program (in millions) (1)
January 1 - 31, 2023	—	$—	—	$21.7
February 1 - 28, 2023	—	—	—	21.7
March 1 - 31, 2023	560,610	24.38	560,610	8.0
	560,610		560,610
(1)In February 2022, our Board of Directors approved a securities repurchase program of up to $150 million of our outstanding securities. As of March 31, 2023, there was $8.0 million remaining under this program. The program has no expiration date. The program may be amended, suspended or discontinued at any time at our discretion and does not commit us to repurchase our securities.
(2)Repurchase of shares of Class A common stock

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Hostess Brands, Inc. Incentive Compensation Plan for Exempt Employees (2023)
10.2	Form of Chief Executive Officer Restricted Stock Unit Award Agreement

10.3	Form of Chief Executive Officer Performance Stock Unit Award Agreement

10.4	Form of Restricted Stock Unit Award Agreement

10.5	Form of Performance Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2023.

HOSTESS BRANDS, INC.

By:	/s/ Travis E. Leonard
Travis E. Leonard Executive Vice President, Chief Financial Officer