Form 10-Q
period 2023-06-30
Hostess Brands, Inc.
filed 2023-08-08
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 132,859,633 shares at August 4, 2023

HOSTESS BRANDS, INC.
FORM 10-Q
For the Three Months Ended June 30, 2023

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

PART I
Item 1. Financial Statements (Unaudited)
HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$99,368	$98,584
Short-term investments	—	17,914
Accounts receivable, net	181,729	168,783
Inventories	67,240	65,406
Prepaids and other current assets	18,083	16,375
Total current assets	366,420	367,062
Property and equipment, net	464,565	425,313
Intangible assets, net	1,909,124	1,920,880
Goodwill	706,615	706,615
Other assets, net	70,688	72,329
Total assets	$3,517,412	$3,492,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$12,543	$3,917
Tax receivable agreement payments payable within one year	7,400	12,600
Accounts payable	87,502	85,667
Customer trade allowances	67,952	62,194
Accrued expenses and other current liabilities	27,837	59,933
Total current liabilities	203,234	224,311
Long-term debt and lease obligations	982,046	999,089
Tax receivable agreement obligations	117,157	123,092
Deferred tax liability	361,928	347,030
Other long-term liabilities	1,302	1,593
Total liabilities	1,665,667	1,695,115

Commitments and Contingencies (Note 9)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 143,184,870 shares issued and 132,859,461 shares outstanding as of June 30, 2023 and 142,650,344 shares issued and 133,117,224 shares outstanding as of December 31, 2022	14	14
Additional paid in capital	1,315,418	1,311,629
Accumulated other comprehensive income	34,602	35,078
Retained earnings	710,370	639,595
Treasury stock	(208,659)	(189,232)
Stockholders’ equity	1,851,745	1,797,084
Total liabilities and stockholders’ equity	$3,517,412	$3,492,199
See accompanying notes to the unaudited condensed consolidated financial statements.

`HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net revenue	$352,360	$340,472	$697,763	$672,523
Cost of goods sold	226,366	227,772	451,052	444,199
Gross profit	125,994	112,700	246,711	228,324
Operating costs and expenses:
Advertising and marketing	20,176	15,587	34,075	27,537
Selling	10,025	10,137	20,674	19,914
General and administrative	28,196	30,127	56,394	59,799
Amortization of customer relationships	5,878	5,878	11,756	11,756
Total operating costs and expenses	64,275	61,729	122,899	119,006
Operating income	61,719	50,971	123,812	109,318
Other (income) expense
Interest expense, net	10,283	9,741	20,468	19,407
Loss on modification and extinguishment of debt	7,472	—	7,472	—
Other (income) expense	68	(507)	249	(71)
Total other (income) expense	17,823	9,234	28,189	19,336
Income before income taxes	43,896	41,737	95,623	89,982
Income tax expense	11,410	11,261	24,848	24,948
Net income	$32,486	$30,476	$70,775	$65,034

Earnings per Class A share:
Basic	$0.24	$0.22	$0.53	$0.47
Diluted	$0.24	$0.22	$0.53	$0.47
Weighted-average shares outstanding:
Basic	133,076,763	137,909,156	133,298,117	138,255,803
Diluted	134,211,771	138,958,242	134,371,034	139,263,303

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Net income	$32,486	$30,476	$70,775	$65,034
Other comprehensive income:
Unrealized gain on interest rate swap and foreign currency contracts designated as a cash flow hedge	12,308	6,327	9,295	29,983
Reclassification into net income	(5,407)	823	(9,939)	1,885
Income tax benefit (expense)	(1,798)	(1,877)	168	(8,369)
Comprehensive income	$37,589	$35,749	$70,299	$88,533

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2022	133,117	$14	$1,311,629	$35,078	$639,595	9,533	$(189,232)	$1,797,084
Comprehensive income	—	—	—	(5,579)	38,289	—	—	32,710
Share-based compensation	324	—	3,011	—	—	—	—	3,011
Exercise of employee stock options	125	—	2,112	—	—	—	—	2,112
Payment of taxes for employee stock awards	—	—	(5,461)	—	—	—	—	(5,461)
Repurchase of common stock	(561)	—	—	—	—	561	(13,669)	(13,669)
Balance–March 31, 2023	133,005	$14	$1,311,291	$29,499	$677,884	10,094	$(202,901)	$1,815,787
Comprehensive income	—	—	—	5,103	32,486	—	—	37,589
Share-based compensation	19	—	3,527	—	—	—	—	3,527
Exercise of employee stock options and ESPP awards	67	—	1,053	—	—	—	—	1,053
Payment of taxes for employee stock awards	—	—	(453)	—	—	—	—	(453)
Repurchase of common stock, including excise tax	(232)	—	—	—	—	232	(5,758)	(5,758)
Balance–June 30, 2023	132,859	$14	$1,315,418	$34,602	$710,370	10,326	$(208,659)	$1,851,745

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2021	138,279	$14	$1,303,254	$(506)	$475,400	3,753	$(59,172)	$1,718,990
Comprehensive income	—	—	—	18,226	34,558	—	—	52,784
Share-based compensation	350	—	2,339	—	—	—	—	2,339
Exercise of employee stock options	105	—	1,662	—	—	—	—	1,662
Payment of taxes for employee stock awards	—	—	(5,216)	—	—	—	—	(5,216)
Repurchase of common stock	(459)	—	—	—	—	459	(9,680)	(9,680)
Balance–March 31, 2022	138,275	$14	$1,302,039	$17,720	$509,958	4,212	$(68,852)	$1,760,879
Comprehensive income (loss)	—	—	—	5,273	30,476	—	—	35,749
Share-based compensation	23	—	2,648	—	—	—	—	2,648
Exercise of employee stock options	37	—	579	—	—	—	—	579
Payment of taxes for employee stock awards	—	—	(296)	—	—	—	—	(296)
Repurchase of common stock	(1,848)	—	—	—	—	1,848	(38,826)	(38,826)
Balance–June 30, 2022	136,487	$14	$1,304,970	$22,993	$540,434	6,060	$(107,678)	$1,760,733
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30, 2023	June 30, 2022
Operating activities
Net income	$70,775	$65,034
Depreciation and amortization	30,054	27,951
Debt discount amortization	530	615
Unrealized foreign exchange gains	(153)	(217)
Loss on debt extinguishment	721	—
Non-cash lease expense	129	247
Share-based compensation	6,538	4,987
Realized and unrealized gains on short-term investments	(86)	—
Deferred taxes	15,066	10,374
Change in operating assets and liabilities:
Accounts receivable	(12,863)	(30,600)
Inventories	(1,834)	(7,996)
Prepaids and other current assets	5,243	(131)
Accounts payable and accrued expenses	(31,489)	8,967
Customer trade allowances	5,717	7,934
Net cash provided by operating activities	88,348	87,165
Investing activities
Purchases of property and equipment	(55,161)	(36,302)
Acquisition of short-term investments	—	(20,918)
Proceeds from maturity of short-term investments	18,000	—
Acquisition and development of software assets	(3,005)	(5,607)
Net cash used in investing activities	(40,166)	(62,827)
Financing activities
Repayments of long-term debt and lease obligations	—	(5,584)
Debt fees paid	(10,306)	—
Proceeds from origination of long-term debt	336,663	—
Payments related to settlement of long-term debt	(334,883)	—
Collateral payments	(5,980)	—
Repurchase of common stock	(19,427)	(48,506)
Tax payments related to issuance of shares to employees	(5,914)	(5,512)
Cash received from exercise of options and warrants	3,165	2,241
Payments on tax receivable agreement	(11,135)	(9,313)
Net cash used in financing activities	(47,817)	(66,674)
Effect of exchange rate changes on cash and cash equivalents	419	8
Net increase (decrease) in cash and cash equivalents	784	(42,328)
Cash and cash equivalents at beginning of period	98,584	249,159
Cash and cash equivalents at end of period	$99,368	$206,831

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$28,077	$18,599
Net taxes paid	$11,496	$11,489
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$9,421	$6,358
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Description of Business
Hostess Brands, Inc. is a Delaware corporation headquartered in Lenexa, Kansas. The condensed consolidated financial statements include the accounts of Hostess Brands, Inc. and its subsidiaries (collectively, the “Company”). The Company is a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in North America primarily under the Hostess® and Voortman® brands. The Company produces a variety of new and classic treats, including iconic Hostess® Donettes®, Twinkies®, CupCakes, Ding Dongs® and Zingers®, as well as a variety of Voortman® branded cookies and wafers. The Hostess® brand dates back to 1919 when the Hostess® CupCake was introduced to the public, followed by Twinkies® in 1930.
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
Principles of Consolidation
All intercompany balances and transactions related to activity between Hostess Brands, Inc. and its wholly-owned subsidiaries have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and for the reported amounts of revenues and expenses during the reporting period.
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of June 30, 2023 and December 31, 2022, the Company’s accounts receivable were $181.7 million and $168.8 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $5.6 million and $5.8 million for the periods ended June 30, 2023 and December 31, 2022, respectively.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of inventories are as follows:

(In thousands)	June 30, 2023	December 31, 2022

Ingredients and packaging	$34,167	$35,410
Finished goods	29,340	26,133
Inventory in transit to customers	3,733	3,863
	$67,240	$65,406
Capitalized Interest
The Company capitalizes a portion of the interest on its term loan (see Note 4. Debt and Lease Obligations) related to certain property and equipment during its construction period. The capitalized interest is recorded as part of the asset to which it relates and depreciated over the asset’s estimated useful life. The Company capitalized interest of $1.9 million and $3.6 million during the three and six months ended June 30, 2023, respectively, compared to $0.2 million capitalized during each of the three and six months ended June 30, 2022. Capitalized interest is included in property and equipment, net on the condensed consolidated balance sheets.
Software Costs
Capitalized software is included in other assets on the condensed consolidated balance sheets in the amount of $21.6 million and $21.4 million, net of accumulated amortization of $25.4 million and $22.6 million as of June 30, 2023 and December 31, 2022, respectively. Capitalized software costs are amortized over their estimated useful life of up to five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative expense on the condensed consolidated statements of operations was $1.4 million and $2.8 million for the three and six months ended June 30, 2023, respectively, compared to $1.0 million and $2.1 million for the three and six months ended June 30, 2022, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products primarily within the Sweet Baked Goods (“SBG”) category in the United States, as well as in the Cookie category in the United States and Canada.
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended June 30, 2023
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$317,539	$31,066	$348,605
Canada	—	3,755	3,755
	$317,539	$34,821	$352,360

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$303,437	$32,348	$335,785
Canada	—	4,687	4,687
	$303,437	$37,035	$340,472

	Six Months Ended June 30, 2023
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$625,969	$63,780	$689,749
Canada	—	8,014	8,014
	$625,969	$71,794	$697,763

	Six Months Ended June 30, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$599,809	$63,264	$663,073
Canada	—	9,450	9,450
	$599,809	$72,714	$672,523
Concentrations
The Company had one customer (together with its affiliates) that accounted for 20.4% and 19.4% of total net revenue for the three and six months ended June 30, 2023, respectively, compared to 20.1% and 20.4% for the three and six months ended June 30, 2022, respectively.

2. Property and Equipment
Property and equipment consists of the following:

(In thousands)	June 30, 2023	December 31, 2022

Land and buildings	$82,845	$81,405
Right of use assets, operating	32,170	32,170
Machinery and equipment	341,015	315,149
Construction in progress	146,482	118,679
	602,512	547,403
Less accumulated depreciation and amortization	(137,947)	(122,090)
	$464,565	$425,313
Depreciation expense was $7.4 million and $15.5 million for the three and six months ended June 30, 2023, respectively, and $7.7 million and $14.1 million for the three and six months ended June 30, 2022, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	June 30, 2023	December 31, 2022

Incentive compensation	$9,534	$29,045
Payroll, vacation and other compensation	6,282	6,195
Accrued interest	139	7,850
Interest rate swap and foreign currency contracts	—	423
Other	11,882	16,420
	$27,837	$59,933
4. Debt and Lease Obligations
On June 30, 2023 (the “Closing Date”), through Hostess Brands, LLC, a wholly-owned subsidiary, the Company entered into a senior secured first lien credit agreement (the “Credit Agreement”), which included a $985 million term loan (the “Term Loan”). The Term Loan bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the Credit Agreement) plus an applicable margin of 2.50% or (y) an alternative base rate (“ABR”) plus an applicable margin of 1.50%. The Credit Agreement is secured on a first priority basis on substantially all of the Company’s assets and is guaranteed by certain of its subsidiaries. It is prepayable without premium or penalty at any time, except for prepayment from the proceeds of a similar term loan within six months after the Closing Date, which requires a 1% premium. The principal shall be paid at 1% of the aggregate principal amount ($9.85 million) per year, with the balance due at maturity on June 30, 2030. The proceeds from the Term Loan were used to repay, in full the $983.2 million principal balance on the prior term loan and fund a portion of the loan fees.
The Term Loan consists of a syndicate of lenders which for accounting purposes are evaluated as individual lenders. For certain lenders, a portion of the refinancing was considered a modification of the prior term loan and related fees paid to third parties of $6.8 million were expensed as costs of the modification. The total loss on the modification and extinguishment of debt was $7.5 million, which includes $0.7 million of unamortized debt premium and issuance costs. Fees of $10.8 million associated with the new borrowings were capitalized. Of the total $985.0 million Term Loan, there was $336.7 million of cash proceeds attributed to new syndicate members or existing members increasing their positions. Of the total $983.2 million prior term loan, $334.9 million of cash payments were attributed to exiting syndicate members or members decreasing their positions.
A summary of the carrying value of the debt and lease obligations are as follows:

(In thousands)	June 30, 2023	December 31, 2022
Term loan (7.7% as of June 30, 2023)
2023 Term Loan principal	$985,000	$—
2020 Term Loan principal	—	983,221
Unamortized debt premium and issuance costs	(11,257)	(2,563)
	973,743	980,658
Lease obligations	20,846	22,348
Total debt and lease obligations	994,589	1,003,006
Less: Current portion of long term debt and lease obligations	(12,543)	(3,917)
Long-term portion	$982,046	$999,089

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2023, minimum Term Loan repayments under the Credit Agreement are due as follows:

(In thousands)
2023	$4,925
2024	9,850
2025	9,850
2026	9,850
2027	9,850
Thereafter	940,675
Including the impact of the interest rate swap contracts, at June 30, 2023, the Company's aggregate term loans had an effective interest rate of 5.0%.
Also included in the Credit Agreement is a $200 million revolving credit facility (the “Revolving Credit Facility”), which replaced the $100 million revolving credit facility previously outstanding. Interest on the Revolving Credit Facility accrues at Term SOFR plus 2.25% on the outstanding balance, with all principal due in June 2028. At June 30, 2023, there was no amount drawn on the Revolving Credit Facility. The Revolving Credit Facility contains certain restrictive financial covenants. As of June 30, 2023, the Company was in compliance with all such covenants.
Leases
The Company has entered into operating leases for certain properties that expire at various times through 2030. The Company determines if an arrangement is a lease at inception.
At June 30, 2023 and December 31, 2022, right of use assets related to operating leases are included in property and equipment, net on the condensed consolidated balance sheets (see Note 2. Property and Equipment). As of June 30, 2023 and December 31, 2022, the Company had no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the condensed consolidated balance sheets.
The table below shows the composition of lease expense:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense	$1,593	$1,585	$3,256	$3,188
Short-term lease expense	611	461	1,116	834
Variable lease expense	387	391	789	773
	$2,591	$2,437	$5,161	$4,795

5. Derivative Instruments
Interest Rate Swap and Foreign Currency Contracts
The Company has entered into interest rate swap contracts with counterparties to reduce its exposure to changes in cash flows associated with its variable rate debt and has designated these derivatives as cash flow hedges. In June 2023, the Company amended these contracts to coincide with the origination of the Credit Agreement and to replace LIBOR as a reference rate with Term SOFR. The Company utilized an expedient under Accounting Standards Codification Topic 848, Reference Rate Reform, to conclude that these amendments should be accounted for as a continuation of the existing swap agreements, resulting in no impact on the Company’s financial statements.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Under the amended interest rate swap contracts, the Company receives three-month Term SOFR subject to a 0.0% floor and pays a fixed rate ranging from 0.89% to 1.84%. Both the fixed and floating payment streams are based on a notional amount of $700 million, outstanding through August 2025. At June 30, 2023, the interest on the Company’s variable rate debt hedged by these contracts is effectively fixed at rates ranging from 3.39% to 4.34%, which includes the Term Loan margin of 2.50%.
To reduce the effect of fluctuations in Canadian dollar (“CAD”) denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company enters into CAD purchase contracts. The Company designated these contracts as cash flow hedges. As of June 30, 2023, the Company had no CAD purchase contracts outstanding.
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		June 30, 2023	December 31, 2022
Asset derivatives	Location
Interest rate swap contracts (1)	Other assets, net	$46,115	$48,539

Liability derivatives	Location
Foreign currency contracts (2)	Accrued expenses	$—	$423
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

A summary of the gains and losses related to interest rate and foreign currency instruments on the condensed consolidated statements of operations is as follows:

		Three Months Ended		Six Months Ended
(In thousands)		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Gain ) Loss on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$(5,629)	$823	$(10,301)	$1,885
Foreign currency contracts	Cost of goods sold	222	—	362	—
		$(5,407)	$823	$(9,939)	$1,885

6. Earnings per Share
Basic earnings per share is calculated by dividing net income for the period by the weighted average number of shares of Class A common stock outstanding for the period excluding non-vested share-based awards. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including restricted stock unit (“RSUs”) awards, stock option awards and shares purchased under the Employee Stock Purchase Plan (“ESPP”).

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Below are basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income (in thousands)	$32,486	$30,476	$70,775	$65,034
Denominator:
Weighted-average Class A shares outstanding - basic	133,076,763	137,909,156	133,298,117	138,255,803
Dilutive effect of RSUs	615,619	559,426	559,612	522,424
Dilutive effect of stock options and ESPP shares	519,389	489,660	513,305	485,076
Weighted-average shares outstanding - diluted	134,211,771	138,958,242	134,371,034	139,263,303

Net income per Class A share - basic	$0.24	$0.22	$0.53	$0.47

Net income per Class A share - diluted	$0.24	$0.22	$0.53	$0.47

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

8. Tax Receivable Agreement Obligations
The following table summarizes activity related to the tax receivable agreement for the six months ended June 30, 2023:

(In thousands)
Balance December 31, 2022	$135,692
Payments	(11,135)
Balance June 30, 2023	$124,557

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
In December 2020, the Company asserted claims for indemnification against the sellers (the “Sellers”) under the terms of the Share Purchase Agreement pursuant to which the Company acquired Voortman (the “Agreement”). The claims were for damages arising out of alleged breaches by the Sellers of certain representations, warranties and covenants contained in the Agreement relating to periods prior to the closing of the acquisition. The Company also submitted claims relating to these alleged breaches under the representation and warranty insurance policy (“RWI”) it purchased in connection with the acquisition. In the third quarter of 2022, the RWI insurers paid the Company $42.5 million CAD (the RWI coverage limit) (the “Proceeds”) related to these breaches. Per agreement with the RWI insurers, under no circumstances will the Company be required to return the Proceeds.
On November 3, 2022, pursuant to the agreement with the RWI insurer, Voortman brought claims in the Ontario (Canada) Superior Court of Justice (the “Claim”), related to the breaches against certain of the Sellers. The Claim alleges the seller defendants made certain non-disclosures and misrepresentations to induce the Company to overpay for Voortman. The Company is seeking damages of $109 million CAD representing the amount of the aggregate liability of the Sellers for indemnification under the Agreement, $5.0 million CAD in punitive or aggravated damages, interest, proceedings fees and any other relief the presiding court deems appropriate. A portion of any recovery will be shared with the RWI insurers. Although the Company strongly believes that its Claim is meritorious, no assurance can be given as to whether the Company will recover all, or any part, of the amounts it is pursuing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Hostess Brands, Inc. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herein, and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. The terms “our,” “we,” “us,” and “Company” as used herein refer to Hostess Brands, Inc. and its consolidated subsidiaries.
Overview
We are a leading sweet snacks company focused on developing, manufacturing, marketing, selling and distributing snacks in North America, primarily under the Hostess® and Voortman® brands. Our direct-to-warehouse (“DTW”) product distribution system allows us to deliver to our customers’ warehouses. Our customers in turn distribute to the retail stores.
Hostess® is the second leading brand by market share within the Sweet Baked Goods (“SBG”) category, according to Nielsen U.S. total universe. For the 13-week period ended July 1, 2023, our branded SBG (which includes Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 20.8% per Nielsen’s U.S. SBG category data.
Factors Impacting Recent Results
We continue to experience volatility in labor, raw materials and transportation costs in the current economic climate. Specifically, in the prior-year period, we experienced supply chain fragility brought on by certain macro-economic factors, which is beginning to normalize. Additionally, we continue to experience elevated inflation. We work closely with all of our vendors, distributors, contract manufacturers and other external business partners to ensure availability of our products for our customers and consumers.

Operating Results

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net revenue	$352,360	$340,472	$697,763	$672,523
Gross profit	125,994	112,700	246,711	228,324
As a % of net revenue	35.8%	33.1%	35.4%	34.0%
Operating costs and expenses	64,275	61,729	122,899	119,006
Operating income	61,719	50,971	123,812	109,318
Other expense (income)	17,823	9,234	28,189	19,336
Income tax expense	11,410	11,261	24,848	24,948
Net income	32,486	30,476	70,775	65,034

Earnings per Class A share:
Basic	$0.24	$0.22	$0.53	$0.47
Diluted	$0.24	$0.22	$0.53	$0.47
Results of Operations
Net Revenue
Net revenue for the three months ended June 30, 2023 increased $11.9 million, or 3.5%, compared to the three months ended June 30, 2022. Favorable price/mix provided 10.4% of the net revenue growth driven by net price realization, offset by a 6.9% decline from volume. Compared to the same period last year, SBG net revenue increased $14.1 million, or 4.6%, while cookies net revenue decreased $2.2 million, or 5.9%.
Net revenue for the six months ended June 30, 2023 increased $25.3 million, or 3.8%, compared to the six months ended June 30, 2022. Favorable price/mix driven by previously taken pricing actions and product mix provided 12.5% of the net revenue growth, offset by a 8.7% decline from volume. Compared to the same period last year, SBG net revenue increased $26.2 million, or 4.4%, while cookies net revenue decreased $0.9 million, or 1.2%.
Gross Profit
Gross profit increased 11.8% and was 35.8% of net revenue for the three months ended June 30, 2023, an increase of 265 basis points from a gross margin of 33.1% for the three months ended June 30, 2022. The increase in gross profit was due to favorable net price realization, normalizing supply-chain, and productivity, which more than offset inflation and lower volume.
Gross profit increased 8.1% and was 35.4% of net revenue for the six months ended June 30, 2023, an increase of 140 basis points from a gross margin of 34.0% for the six months ended June 30, 2022. The increase in gross profit was due to favorable price/mix and productivity benefits, which more than offset higher supply chain costs, including inflation.
Operating Costs and Expenses
Operating costs and expenses for the three months ended June 30, 2023 were $64.3 million, compared to $61.7 million for the three months ended June 30, 2022. The increase was primarily attributed to the planned increase in advertising investments and higher share-based compensation expense, partially offset by lower incentive compensation.
Operating costs and expenses for the six months ended June 30, 2023 were $122.9 million, compared to $119.0 million for the six months ended June 30, 2022. The increase was primarily attributed to the planned increase in advertising investments and higher share-based compensation expense, partially offset by lower incentive compensation.

Other Expense
Other expense for the three months ended June 30, 2023 was $17.8 million compared to $9.2 million for the three months ended June 30, 2022. The increase in other expense was primarily due to the loss on debt modification and extinguishment of $7.5 million during the three months ended June 30, 2023. Additionally, the increase in other expense was due to interest expense on our term loan which was $11.2 million and $9.7 million for the three months ended June 30, 2023 and 2022, respectively, partially offset by a decrease in foreign currency remeasurement.
Other expense for the six months ended June 30, 2023 was $28.2 million compared to $19.3 million for the six months ended June 30, 2022. The increase in other expense was primarily due to the loss on debt modification and extinguishment, as well as interest expense on our term loans, which was $22.2 million and $19.1 million for the six months ended June 30, 2023 and 2022, respectively, partially offset by a decrease in foreign currency remeasurement.
Income Taxes
Our effective tax rate for the three months ended June 30, 2023 was 26.0% compared to 27.0% for the three months ended June 30, 2022. The decrease in the tax rate is attributed to a discrete tax benefit of $0.7 million recognized during the three months ended June 30, 2023.
Our effective tax rate for the six months ended June 30, 2023 was 26.0% compared to 27.7% for the six months ended June 30, 2022. The decrease in the tax rate is attributed to a discrete tax benefit of $1.1 million during the six months ended June 30, 2023, as compared to a discrete tax expense of $0.5 million during the six months ended June 30, 2022.
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
We had working capital, excluding cash and short-term investments, as of June 30, 2023 and December 31, 2022 of $63.8 million and $26.3 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of June 30, 2023, we had approximately $200.0 million available for borrowing under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2023 and 2022 were $88.3 million and $87.2 million, respectively. Operating cash flows were higher due to favorable operating income, partially offset by higher incentive compensation payments and an accelerated payment of accrued interest due to the June 2023 debt refinancing.

Cash Flows from Investing Activities
Investing activities used $40.2 million and $62.8 million of cash for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we received proceeds from maturity of short-term marketable securities of $18.0 million compared to $20.9 million used for acquisition of short-term investments in the prior-year period. During the six months ended June 30, 2023, our purchase of property, plant and equipment increased from $36.3 million as of June 30, 2022, to $55.2 million due to our continued elevated capital expenditures related to the Arkadelphia, Arkansas facility.
Cash Flows from Financing Activities
Financing activities used $47.8 million and $66.7 million for the six months ended June 30, 2023 and 2022, respectively. In the current-year period, the long-term debt proceeds received of $336.7 million and long-term debt settlement of $334.9 million related to the refinancing of our $983.2 million term loan. Financing outflows also reflect $10.3 million of fees paid related to the refinancing. Additionally, we repurchased 0.8 million shares of our common stock under the existing share repurchase authorizations for an aggregate purchase price of $19.4 million and an average price per share of $24.50 during the six months ended June 30, 2023. The cash outflow in the current-year period also included a $6.0 million payment to provide temporary collateral related to the transition of our outstanding letters of credit to our new Revolving Credit Facility administrator. The net outflow in the prior-year period reflects proceeds on exercise of employee stock options, offset by cash used to repurchase 2.3 million shares of our common stock for an amount of $48.5 million and an average price per share of $21.03 and scheduled payments under the tax receivable agreement and term loan.
Long-Term Debt
On June 30, 2023, we entered into a new $985.0 million Term Loan with the proceeds used to directly repay, in full, the remaining $983.2 million then-outstanding on the prior term loan. Our effective interest rate on our new Term Loan, including the impact of our interest rate swaps, was effectively unchanged at 5.0% from the old term loan. Concurrent to the new Term Loan, we entered into a $200 million Revolver, which replaced our previous $100 million revolver. We had no outstanding borrowings under the Revolver as of June 30, 2023, and maintain a borrowing capacity of $200.0 million. As of June 30, 2023, we had letters of credit worth up to $5.9 million aggregate principal amount outstanding. As of June 30, 2023, we were in compliance with all covenants under our term loan and the Revolver.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
During the three months ended June 30, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 9. Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 21, 2023. There have been no material changes to our risk factors since the filing of the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchase of Equity Securities

Period	Total number of securities repurchased (1)	Average price paid per share	Total number of securities purchased as part of publicly announced plans or programs	Approximate dollar value of securities that may yet be purchased under the program (in millions) (2)
April 1 - 30, 2023	231,679	$24.50	231,679	$2.3
May 1 - 31, 2023	—	—	—	150.0
June 1 - 30, 2023	—	—	—	150.0
	231,679		231,679
(1)Repurchase of shares of Class A common stock
(2)In February 2022, our Board of Directors approved a securities repurchase program of up to $150 million of our outstanding securities. There was $2.3 million remaining under this program at the end of April 2023. In May of 2023 our Board of Directors approved a securities repurchase program of up to $150 million of our outstanding securities. As of June 30, 2023, there was $150.0 million remaining under this program. The program has no expiration date. The program may be amended, suspended or discontinued at any time at our discretion and does not commit us to repurchase our securities.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 (c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

10.1
First Lien Credit Agreement, dated as of June 30, 2023, by and among HB Holdings, LLC, Hostess Brands, LLC, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent(incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 30, 2023)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2023.

HOSTESS BRANDS, INC.

By:	/s/ Travis E. Leonard
Travis E. Leonard Executive Vice President, Chief Financial Officer