Form 10-Q
period 2023-09-30
Hostess Brands, Inc.
filed 2023-11-07
CIK 1644406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended
September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒
Shares of Class A common stock outstanding - 132,927,185 shares at November 3, 2023

HOSTESS BRANDS, INC.
FORM 10-Q
For the Three Months Ended September 30, 2023

Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. Statements that constitute forward-looking statements are generally identified through the inclusion of words such as “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language. Statements addressing events and developments that we expect or anticipate will occur are also considered forward-looking statements. All forward-looking statements included herein are made only as of the date hereof. It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by subsequent filings. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise, except to the extent required by law.

PART I
Item 1. Financial Statements (Unaudited)
HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands, except shares and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$127,762	$98,584
Short-term investments	—	17,914
Accounts receivable, net	188,161	168,783
Inventories	62,051	65,406
Prepaids and other current assets	10,948	16,375
Total current assets	388,922	367,062
Property and equipment, net	484,408	425,313
Intangible assets, net	1,903,246	1,920,880
Goodwill	706,615	706,615
Other assets, net	71,412	72,329
Total assets	$3,554,603	$3,492,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt and lease obligations payable within one year	$12,866	$3,917
Tax receivable agreement payments payable within one year	7,400	12,600
Accounts payable	89,541	85,667
Customer trade allowances	65,907	62,194
Accrued expenses and other current liabilities	36,594	59,933
Total current liabilities	212,308	224,311
Long-term debt and lease obligations	978,537	999,089
Tax receivable agreement obligations	116,653	123,092
Deferred tax liability	368,423	347,030
Other long-term liabilities	1,332	1,593
Total liabilities	1,677,253	1,695,115

Commitments and Contingencies (Note 10)

Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 143,198,402 shares issued and 132,872,993 shares outstanding as of September 30, 2023 and 142,650,344 shares issued and 133,117,224 shares outstanding as of December 31, 2022	14	14
Additional paid in capital	1,318,967	1,311,629
Accumulated other comprehensive income	33,846	35,078
Retained earnings	733,182	639,595
Treasury stock	(208,659)	(189,232)
Stockholders’ equity	1,877,350	1,797,084
Total liabilities and stockholders’ equity	$3,554,603	$3,492,199
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net revenue	$352,798	$346,226	$1,050,561	$1,018,749
Cost of goods sold	233,018	230,805	684,070	675,004
Gross profit	119,780	115,421	366,491	343,745
Operating costs and expenses:
Advertising and marketing	22,145	15,816	56,220	43,353
Selling	10,575	9,696	31,249	29,610
General and administrative	26,921	30,502	83,315	90,301
Amortization of customer relationships	5,878	5,878	17,634	17,634
Tax receivable agreement remeasurement	(504)	(860)	(504)	(860)
Merger transaction costs	11,288	—	11,288	—
Total operating costs and expenses	76,303	61,032	199,202	180,038
Operating income	43,477	54,389	167,289	163,707
Other (income) expense
Interest expense, net	10,434	10,276	30,902	29,683
Loss on modification and extinguishment of debt	—	—	7,472	—
Other (income) expense	162	(31,921)	411	(31,992)
Total other (income) expense	10,596	(21,645)	38,785	(2,309)
Income before income taxes	32,881	76,034	128,504	166,016
Income tax expense	10,069	9,765	34,917	34,713
Net income	$22,812	$66,269	$93,587	$131,303

Earnings per Class A share:
Basic	$0.17	$0.49	$0.70	$0.95
Diluted	$0.17	$0.48	$0.70	$0.95
Weighted-average shares outstanding:
Basic	133,092,888	136,436,428	133,232,204	137,636,441
Diluted	134,359,376	137,604,256	134,375,246	138,702,172

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Net income	$22,812	$66,269	$93,587	$131,303
Other comprehensive income:
Unrealized gain on interest rate swap and foreign currency contracts designated as a cash flow hedge	4,944	19,058	14,239	49,041
Reclassification into net income	(5,966)	(1,188)	(15,905)	697
Income tax benefit (expense)	266	(4,691)	434	(13,060)
Comprehensive income	$22,056	$79,448	$92,355	$167,981

See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, amounts in thousands)

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2022	133,117	$14	$1,311,629	$35,078	$639,595	9,533	$(189,232)	$1,797,084
Comprehensive income	—	—	—	(5,579)	38,289	—	—	32,710
Share-based compensation	324	—	3,011	—	—	—	—	3,011
Exercise of employee stock options	125	—	2,112	—	—	—	—	2,112
Payment of taxes for employee stock awards	—	—	(5,461)	—	—	—	—	(5,461)
Repurchase of common stock	(561)	—	—	—	—	561	(13,669)	(13,669)
Balance–March 31, 2023	133,005	$14	$1,311,291	$29,499	$677,884	10,094	$(202,901)	$1,815,787
Comprehensive income	—	—	—	5,103	32,486	—	—	37,589
Share-based compensation	19	—	3,527	—	—	—	—	3,527
Exercise of employee stock options and ESPP awards	67	—	1,053	—	—	—	—	1,053
Payment of taxes for employee stock awards	—	—	(453)	—	—	—	—	(453)
Repurchase of common stock, including excise tax	(232)	—	—	—	—	232	(5,758)	(5,758)
Balance–June 30, 2023	132,859	$14	$1,315,418	$34,602	$710,370	10,326	$(208,659)	$1,851,745
Comprehensive income	—	—	—	(756)	22,812	—	—	22,056
Share-based compensation	7	—	3,468	—	—	—	—	3,468
Exercise of employee stock options and ESPP awards	7	—	120	—	—	—	—	120
Payment of taxes for employee stock awards	—	—	(39)	—	—	—	—	(39)
Balance–September 30, 2023	132,873	$14	$1,318,967	$33,846	$733,182	10,326	$(208,659)	$1,877,350

	Class A Voting Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance–December 31, 2021	138,279	$14	$1,303,254	$(506)	$475,400	3,753	$(59,172)	$1,718,990
Comprehensive income	—	—	—	18,226	34,558	—	—	52,784
Share-based compensation	350	—	2,339	—	—	—	—	2,339
Exercise of employee stock options	105	—	1,662	—	—	—	—	1,662
Payment of taxes for employee stock awards	—	—	(5,216)	—	—	—	—	(5,216)
Repurchase of common stock	(459)	—	—	—	—	459	(9,680)	(9,680)
Balance–March 31, 2022	138,275	$14	$1,302,039	$17,720	$509,958	4,212	$(68,852)	$1,760,879
Comprehensive income (loss)	—	—	—	5,273	30,476	—	—	35,749
Share-based compensation	23	—	2,648	—	—	—	—	2,648
Exercise of employee stock options	37	—	579	—	—	—	—	579
Payment of taxes for employee stock awards	—	—	(296)	—	—	—	—	(296)
Repurchase of common stock	(1,848)	—	—	—	—	1,848	(38,826)	(38,826)
Balance–June 30, 2022	136,487	$14	$1,304,970	$22,993	$540,434	6,060	$(107,678)	$1,760,733
Comprehensive income	—	—	—	13,179	66,269	—	—	79,448
Share-based compensation	1	—	2,613	—	—	—	—	2,613
Exercise of employee stock options	20	—	300	—	—	—	—	300
Payment of taxes for employee stock awards	—	—	(70)	—	—	—	—	(70)
Repurchase of common stock	(1,938)	—	—	—	—	1,938	(45,544)	(45,544)
Balance–September 30, 2022	134,570	$14	$1,307,813	$36,172	$606,703	7,998	$(153,222)	$1,797,480
See accompanying notes to the unaudited condensed consolidated financial statements.

HOSTESS BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Operating activities
Net income	$93,587	$131,303
Depreciation and amortization	45,073	44,500
Debt discount amortization	1,000	921
Tax receivable agreement remeasurement	(504)	(860)
Unrealized foreign exchange gains	19	790
Loss on debt extinguishment	721	—
Non-cash lease expense	187	375
Share-based compensation	10,006	7,600
Realized and unrealized gains on short-term investments	(99)	—
Deferred taxes	21,827	12,104
Change in operating assets and liabilities:
Accounts receivable	(19,390)	(51,904)
Inventories	3,355	(12,631)
Prepaids and other current assets	6,479	(468)
Accounts payable and accrued expenses	(22,779)	16,332
Customer trade allowances	3,733	16,143
Net cash provided by operating activities	143,215	164,205
Investing activities
Purchases of property and equipment	(80,140)	(55,240)
Acquisition of short-term investments	—	(62,891)
Proceeds from maturity of short-term investments	18,000	21,000
Acquisition and development of software assets	(6,439)	(8,578)
Other investments	(750)	—
Net cash used in investing activities	(69,329)	(105,709)
Financing activities
Repayments of long-term debt and lease obligations	(2,463)	(8,375)
Debt fees paid	(10,778)	—
Proceeds from origination of long-term debt	336,663	—
Payments related to settlement of long-term debt	(334,883)	—
Repurchase of common stock	(19,427)	(94,050)
Tax payments related to issuance of shares to employees	(5,953)	(5,582)
Cash received from exercise of options	3,286	2,541
Payments on tax receivable agreement	(11,135)	(9,313)
Net cash used in financing activities	(44,690)	(114,779)
Effect of exchange rate changes on cash and cash equivalents	(18)	(2,048)
Net increase (decrease) in cash and cash equivalents	29,178	(58,331)
Cash and cash equivalents at beginning of period	98,584	249,159
Cash and cash equivalents at end of period	$127,762	$190,828

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$38,195	$29,342
Net taxes paid	$12,668	$19,023
Supplemental disclosure of non-cash investing:
Accrued capital expenditures	$12,119	$23,103
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
Basis of Presentation
The Company’s operations are conducted through wholly-owned operating subsidiaries. The condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The results of operations for any quarter or a partial fiscal year period are not necessarily indicative of the results to be expected for other periods or the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. For the periods presented, the Company has one reportable segment.
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
Accounts Receivable
Accounts receivable represents amounts invoiced to customers for performance obligations which have been satisfied. As of September 30, 2023 and December 31, 2022, the Company’s accounts receivable were $188.2 million and $168.8 million, respectively, which have been reduced by an allowance for damages occurring during shipment, quality claims and doubtful accounts in the amount of $6.2 million and $5.8 million as of September 30, 2023 and December 31, 2022, respectively.
Inventories
Inventories are stated at the lower of cost or net-realizable value on a first-in first-out basis. Abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) are expensed in the period they are incurred.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The components of inventories are as follows:

(In thousands)	September 30, 2023	December 31, 2022

Ingredients and packaging	$30,076	$35,410
Finished goods	27,592	26,133
Inventory in transit to customers	4,383	3,863
	$62,051	$65,406
Capitalized Interest
The Company capitalizes a portion of the interest on its term loan (see Note 5. Debt and Lease Obligations) related to certain property and equipment during its construction period. The capitalized interest is recorded as part of the asset to which it relates and depreciated over the asset’s estimated useful life. The Company capitalized interest of $2.3 million and $5.9 million during the three and nine months ended September 30, 2023, respectively, compared to $0.3 million and $0.5 million capitalized during the three and nine months ended September 30, 2022, respectively. Capitalized interest is included in property and equipment, net on the condensed consolidated balance sheets.
Software Costs
Capitalized software is included in other assets on the condensed consolidated balance sheets in the amount of $23.6 million and $21.4 million, net of accumulated amortization of $26.8 million and $22.6 million as of September 30, 2023 and December 31, 2022, respectively. Capitalized software costs are amortized over their estimated useful life of up to five years commencing when such assets are ready for their intended use. Software amortization expense included in general and administrative expense on the condensed consolidated statements of operations was $1.4 million and $4.3 million for the three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, respectively.
Disaggregation of Revenue
Net revenue consists of sales of packaged food products primarily within the Sweet Baked Goods (“SBG”) category in the United States, as well as in the Cookie category in the United States and Canada.
The following tables disaggregate revenue by geographical market and category.

	Three Months Ended September 30, 2023
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$315,366	$33,049	$348,415
Canada	—	4,383	4,383
	$315,366	$37,432	$352,798

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$307,332	$33,573	$340,905
Canada	—	5,321	5,321
	$307,332	$38,894	$346,226

	Nine Months Ended September 30, 2023
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$941,334	$96,830	$1,038,164
Canada	—	12,397	12,397
	$941,334	$109,227	$1,050,561

	Nine Months Ended September 30, 2022
(In thousands)	Sweet Baked Goods	Cookies	Total
United States	$907,141	$96,837	$1,003,978
Canada	—	14,771	14,771
	$907,141	$111,608	$1,018,749
Concentrations
The Company had one customer (together with its affiliates) that accounted for 20.3% and 19.7% of total net revenue for the three and nine months ended September 30, 2023, respectively, compared to 19.7% and 20.2% for the three and nine months ended September 30, 2022, respectively.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Merger Agreement
Pending Merger with The J. M. Smucker Company
On September 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The J. M. Smucker Company (“Smucker”) and SSF Holdings, Inc. (“Purchaser”). Upon the terms and subject to the conditions stated in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), and the Company will become a direct, wholly owned subsidiary of Smucker. The Company’s board of directors (the “Company Board”) and the board of directors of Smucker approved the Merger Agreement and the transactions described therein.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on October 10, 2023, Purchaser commenced an exchange offer (the “Offer”) to purchase any and all of the issued and outstanding shares (the “Shares”) of Class A Common Stock, par value $0.0001 per share (the “Company Common Stock”), of the Company in exchange for (i) $30.00 in cash (the “Cash Consideration”) and (ii) 0.03002 Smucker common shares, no par value (the “Smucker Common Stock”) (the “Stock Consideration”, and together with the Cash Consideration, the “Offer Consideration”), plus cash in lieu of fractional shares, in each case, without interest and subject to adjustment in accordance with the terms of the Merger Agreement. Also on October 10, 2023, the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with respect to the Offer (the “Schedule 14D-9”).

The obligation of Smucker and Purchaser to consummate the Offer is subject to conditions set out in the Merger Agreement (the “Offer Conditions”), including the condition that there be validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares that, together with the number of Shares, if any, then owned beneficially by Smucker and Purchaser (together with their wholly owned subsidiaries), would represent a majority of the Shares outstanding as of the consummation of the Offer (the “Minimum Tender Condition”). The Minimum Tender Condition may not be waived by Purchaser without the prior written consent of the Company. The Offer Conditions also include the following:
•(i) the applicable waiting period, together with any extensions thereof, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated, and (ii) the Canadian Competition Act Approval (as defined in the Merger Agreement) shall have been obtained;
•no Law or Order of any Governmental Entity (all as defined in the Merger Agreement) with competent jurisdiction shall be in effect which restrains, prohibits or otherwise makes illegal the consummation of the Offer or the Merger;
•the accuracy of the representations and warranties of the Company (subject to certain materiality exceptions), and material compliance by the Company with its covenants under the Merger Agreement;
•the Merger Agreement shall not have been validly terminated in accordance with its terms;
•since the date of the Merger Agreement, no Company Material Adverse Effect (as defined in the Merger Agreement) shall have occurred;
•the Registration Statement on Form S-4 filed by Smucker registering the Smucker Common Stock to be issued in the Offer (the “Form S-4”) and the Merger shall have become effective in accordance with the provisions of the Securities Act of 1933, as amended, and no stop order suspending the effectiveness of the Form S-4 shall have been issued by the SEC and remain in effect and no proceeding to that effect shall have been commenced; and
•the Smucker Common Stock to be issued in the Offer and the Merger shall have been approved for listing on the New York Stock Exchange (“NYSE”), subject to official notice of issuance.
The obligation of Smucker and Purchaser to consummate the Offer and the Merger is not subject to any financing condition.
The foregoing does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is included as Exhibit 2.1 to this Form 10-Q and is incorporated herein by reference.
During the three and nine months ended September 30, 2023, the Company incurred $11.3 million of expenses related to the pending Merger. These expenses are classified as merger transaction costs on the condensed consolidated statements of operations. Additional merger transaction costs of approximately $59.0 million are

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
expected to be incurred upon consummation of the Merger. The Offer and the Merger are currently anticipated to be completed on November 7, 2023.

3. Property and Equipment
Property and equipment consists of the following:

(In thousands)	September 30, 2023	December 31, 2022

Land and buildings	$82,968	$81,405
Right of use assets, operating	32,170	32,170
Machinery and equipment	345,088	315,149
Construction in progress	170,797	118,679
	631,023	547,403
Less accumulated depreciation and amortization	(146,615)	(122,090)
	$484,408	$425,313
Depreciation expense was $7.7 million and $23.2 million for the three and nine months ended September 30, 2023, respectively, and $9.5 million and $23.7 million for the three and nine months ended September 30, 2022, respectively.

4. Accrued Expenses and Other Current Liabilities
Included in accrued expenses and other current liabilities are the following:

(In thousands)	September 30, 2023	December 31, 2022

Incentive compensation	$12,616	$29,045
Payroll, vacation and other compensation	10,032	6,195
Accrued interest	489	7,850
Interest rate swap and foreign currency contracts	—	423
Other	13,457	16,420
	$36,594	$59,933

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Debt and Lease Obligations
On June 30, 2023 (the “Closing Date”), through Hostess Brands, LLC, a wholly-owned subsidiary, the Company entered into a senior secured first lien credit agreement (the “Credit Agreement”), which included a $985 million term loan (the “Term Loan”). The Term Loan bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the Credit Agreement) plus an applicable margin of 2.50% or (y) an alternative base rate (“ABR”) plus an applicable margin of 1.50%. The Credit Agreement is secured on a first priority basis on substantially all of the Company’s assets and is guaranteed by certain of its subsidiaries. It is prepayable without premium or penalty at any time, except for prepayment from the proceeds of a similar term loan within six months after the Closing Date, which requires a 1% premium. The principal shall be paid at 1% of the aggregate principal amount ($9.85 million) per year, with the balance due at maturity on June 30, 2030. The proceeds from the Term Loan were used to repay, in full, the $983.2 million principal balance on the prior term loan and fund a portion of the loan fees.
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
A summary of the carrying value of the debt and lease obligations are as follows:

(In thousands)	September 30, 2023	December 31, 2022
Term loan (7.9% as of September 30, 2023)
2023 Term Loan principal	$982,538	$—
2020 Term Loan principal	—	983,221
Unamortized debt premium and issuance costs	(10,841)	(2,563)
	971,697	980,658
Lease obligations	19,706	22,348
Total debt and lease obligations	991,403	1,003,006
Less: Current portion of long term debt and lease obligations	(12,866)	(3,917)
Long-term portion	$978,537	$999,089

At September 30, 2023, minimum term loan repayments under the senior secured first lien credit agreement are due as follows:

(In thousands)
2023	$2,463
2024	9,850
2025	9,850
2026	9,850
2027	9,850
Thereafter	940,675

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Including the impact of the interest rate swap contracts, at September 30, 2023, the Company's aggregate term loans had an effective interest rate of 5.0%.

Also included in the Credit Agreement is a $200 million revolving credit facility (the “Revolving Credit Facility”), which replaced the $100 million revolving credit facility previously outstanding. Interest on the Revolving Credit Facility accrues at Term SOFR plus 2.25% on the outstanding balance, with all principal due in June 2028. At September 30, 2023, there was no amount drawn on the Revolving Credit Facility. The Revolving Credit Facility contains certain restrictive financial covenants. As of September 30, 2023, the Company was in compliance with all such covenants.
Leases
The Company has entered into operating leases for certain properties that expire at various times through 2030. The Company determines if an arrangement is a lease at inception.
At September 30, 2023 and December 31, 2022, right of use assets related to operating leases are included in property and equipment, net on the condensed consolidated balance sheets (see Note 3. Property and Equipment). As of September 30, 2023 and December 31, 2022, the Company had no outstanding financing leases. Lease liabilities for operating leases are included in the current and non-current portions of long-term debt and lease obligations on the condensed consolidated balance sheets.
The table below shows the composition of lease expense:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense	$1,581	$1,623	$4,837	$4,811
Short-term lease expense	798	645	1,914	1,479
Variable lease expense	404	403	1,193	1,176
	$2,783	$2,671	$7,944	$7,466

6. Derivative Instruments
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
Under the amended interest rate swap contracts, the Company receives three-month Term SOFR subject to a 0.0% floor and pays a fixed rate ranging from 0.89% to 1.84%. Both the fixed and floating payment streams are based on a notional amount of $700 million, outstanding through August 2025. At September 30, 2023, the interest on the Company’s variable rate debt hedged by these contracts is effectively fixed at rates ranging from 3.39% to 4.34%, which includes the Term Loan margin of 2.50%.
To reduce the effect of fluctuations in Canadian dollar (“CAD”) denominated expenses relative to their U.S. dollar equivalents originating from its Canadian operations, the Company enters into CAD purchase contracts. The Company designated these contracts as cash flow hedges. As of September 30, 2023, the Company had no CAD purchase contracts outstanding.

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of the fair value of interest rate and foreign currency instruments is as follows:

(In thousands)		September 30, 2023	December 31, 2022
Asset derivatives	Location
Interest rate swap contracts (1)	Other assets, net	$44,126	$48,539

Liability derivatives	Location
Foreign currency contracts (2)	Accrued expenses	$—	$423
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

A summary of the gains and losses related to interest rate and foreign currency instruments on the condensed consolidated statements of operations is as follows:

		Three Months Ended		Nine Months Ended
(In thousands)		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Gain) Loss on derivative contracts designated as cash flow hedges	Location
Interest rate swap contracts	Interest expense, net	$(6,098)	$(1,325)	$(16,399)	$560
Foreign currency contracts	Cost of goods sold	132	137	494	137
		$(5,966)	$(1,188)	$(15,905)	$697

7. Earnings per Share
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

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Below are basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income (in thousands)	$22,812	$66,269	$93,587	$131,303
Denominator:
Weighted-average Class A shares outstanding - basic	133,092,888	136,436,428	133,232,204	137,636,441
Dilutive effect of RSUs	721,130	646,474	618,003	566,463
Dilutive effect of stock options and ESPP shares	545,358	521,354	525,039	499,268
Weighted-average shares outstanding - diluted	134,359,376	137,604,256	134,375,246	138,702,172

Net income per Class A share - basic	$0.17	$0.49	$0.70	$0.95

Net income per Class A share - diluted	$0.17	$0.48	$0.70	$0.95

8. Income Taxes
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

9. Tax Receivable Agreement Obligations
The following table summarizes activity related to the tax receivable agreement for the nine months ended September 30, 2023:

(In thousands)
Balance December 31, 2022	$135,692
Remeasurement due to change in estimated state tax rate	(504)
Payments	(11,135)
Balance September 30, 2023	$124,053

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of November 3, 2023, the following five complaints have been filed by purported stockholders of the Company:
•On October 12, 2023, a purported stockholder named James Walsh filed a complaint against Hostess Brands and the members of the Board in the United States District Court for the District of Delaware, captioned Walsh v. Hostess Brands, Inc., et al., Case 1:23-cv-01142-UNA (the “First Complaint”);
•On October 12, 2023, a purported stockholder named Ryan O’Dell filed a complaint against Hostess Brands and the members of the Board in the United States District Court for the Southern District of New York, captioned O’Dell v. Hostess Brands, Inc., et al., Case 1:23-cv-08972 (the “Second Complaint”);
•On October 17, 2023, a purported stockholder named Elaine Wang filed a complaint against Hostess Brands and the members of the Board in the United States District Court for the Southern District of New York, captioned Wang v. Hostess Brands, Inc., et al., Case 1:23-cv-09119 (the “Third Complaint”);
•On October 19, 2023, a purported stockholder named Brian Dixon filed a complaint against Hostess Brands and the members of the Board in the United States District Court for the District of Delaware, captioned Dixon v. Hostess Brands, Inc., et al., Case 1:23-cv-01176-UNA (the “Fourth Complaint,” together with the First Complaint, Second Complaint, and Third Complaint, the “Federal Complaints”); and
•On October 20, 2023, a purported stockholder named Dean Drulias filed a complaint against Hostess Brands, the members of the Board, and Smucker in the District Court of Johnson County, Kansas Civil Court Department, captioned Drulias v. Hostess Brands, Inc., et al., Case 23CV05685 Div4 (the “State Complaint” and, together with the Federal Complaints, the “Offer Litigation”).
The Federal Complaints allege, among other things, that the defendants violated Sections 14(d)(4), 14(e), and 20(a) of the Exchange Act, as well as Rule 14d-9 promulgated thereunder, by omitting or misrepresenting certain allegedly material information from the Schedule 14D-9. The Federal Complaints further allege that such omissions and misrepresentations rendered the Schedule 14D-9 materially incomplete, false, and/or misleading. The State Complaint asserts, among other things, (a) a claim against Smucker for violation of the Kansas Uniform Securities Act, and (b) claims against Hostess Brands, Inc., the members of its Board, and Smucker under Kansas common law for (i) negligent misrepresentation and concealment and (ii) negligence. The State Complaint further alleges that the

HOSTESS BRANDS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Schedule 14D-9 and the Offer to Exchange are deceptive because they omit material facts which render them incomplete and misleading.
As of November 3, 2023, Hostess Brands, Inc. had also received certain stockholder demand letters (collectively, the “Demand Letters”), which generally seek that certain allegedly omitted information in the Schedule 14D-9 be disclosed.
An estimate cannot be made regarding the potential loss on these complaints and demand letters.

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
Hostess® is the second leading brand by market share within the Sweet Baked Goods (“SBG”) category, according to Nielsen U.S. total universe. For the 13-week period ended September 30, 2023, our branded SBG (which includes Hostess®, Dolly Madison®, Cloverhill® and Big Texas®) market share was 20.9% per Nielsen’s U.S. SBG category data.
Pending Merger with The J. M. Smucker Company
On September 10, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The J. M. Smucker Company (“Smucker”) and SSF Holdings, Inc. (“Purchaser”). Upon the terms and subject to the conditions stated in the Merger Agreement, Purchaser will merge with and into us (the “Merger”), and we will become a direct, wholly owned subsidiary of Smucker. Our board of directors and the board of directors of Smucker approved the Merger Agreement and the transactions described therein.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on October 10, 2023, Purchaser commenced an exchange offer (the “Offer”) to purchase any and all of the issued and outstanding shares (the “Shares”) of Class A Common Stock, par value $0.0001 per share (the “Company Common Stock”), of the Company in exchange for (i) $30.00 in cash (the “Cash Consideration”) and (ii) 0.03002 Smucker common shares, no par value (the “Smucker Common Stock”) (the “Stock Consideration”, and, together with the Cash Consideration, the “Offer Consideration”), plus cash in lieu of fractional shares, in each case, without interest and subject to adjustment in accordance with the terms of the Merger Agreement.
The completion of the Merger is subject to customary closing conditions. See Note 2. Merger Agreement to the unaudited condensed consolidated financial statements. The description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is included as Exhibit 2.1 to this Form 10-Q and is incorporated herein by reference. Upon consummation of the Merger, we will cease to be a publicly traded company and our common stock will be delisted from Nasdaq Stock Market.
The waiting periods applicable to the Offer and the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the Canadian Competition Act (the “Competition Act”) expired effective October 23, 2023, and in addition, on October 27, 2023, Smucker received confirmation that the Canada’s Commissioner of Competition does not intend to challenge the Offer and the Merger under the Competition Act. Accordingly, the conditions to the Offer relating to the expiration or termination of these waiting periods and the receipt of such confirmation have been satisfied. We currently anticipate the Offer and the Merger to be completed on November 7, 2023.

Operating Results

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net revenue	$352,798	$346,226	$1,050,561	$1,018,749
Gross profit	119,780	115,421	366,491	343,745
As a % of net revenue	34.0%	33.3%	34.9%	33.7%
Operating costs and expenses	76,303	61,032	199,202	180,038
Operating income	43,477	54,389	167,289	163,707
Other expense (income)	10,596	(21,645)	38,785	(2,309)
Income tax expense	10,069	9,765	34,917	34,713
Net income	22,812	66,269	93,587	131,303

Earnings per Class A share:
Basic	$0.17	$0.49	$0.70	$0.95
Diluted	$0.17	$0.48	$0.70	$0.95
Results of Operations
Net Revenue
Net revenue for the three months ended September 30, 2023 increased $6.6 million, or 1.9%, compared to the three months ended September 30, 2022. Favorable price/mix provided 1.2% of the net revenue growth driven by net price realization, and volume provided 0.7% of the growth. Compared to the same period last year, SBG net revenue increased $8.1 million, or 2.6%, while cookies net revenue decreased $1.5 million, or 3.9%.
Net revenue for the nine months ended September 30, 2023 increased $31.9 million, or 3.1%, compared to the nine months ended September 30, 2022. Favorable price/mix driven by previously taken pricing actions and product mix provided 8.6% of the net revenue growth, offset by a 5.5% decline from volume. Compared to the same period last year, SBG net revenue increased $34.3 million, or 3.8%, while cookies net revenue decreased $2.4 million, or 2.2%.
Gross Profit
Gross profit increased 3.8% and was 34.0% of net revenue for the three months ended September 30, 2023, an increase of 63 basis points from a gross margin of 33.3% for the three months ended September 30, 2022. The increase in gross profit was due to productivity benefits and favorable net price realization, which more than offset inflation.
Gross profit increased 6.6% and was 34.9% of net revenue for the nine months ended September 30, 2023, an increase of 114 basis points from a gross margin of 33.7% for the nine months ended September 30, 2022. The increase in gross profit was due to favorable price/mix and productivity benefits, which more than offset higher supply chain costs, including inflation.
Operating Costs and Expenses
Operating costs and expenses for the three months ended September 30, 2023 were $76.3 million, compared to $61.0 million for the three months ended September 30, 2022. The increase was primarily attributed to merger transaction costs of $11.3 million related to the pending Merger with Smucker, as well as the planned increase in advertising investments and higher share-based compensation expense, partially offset by lower incentive compensation.
Operating costs and expenses for the nine months ended September 30, 2023 were $199.2 million, compared to $180.0 million for the nine months ended September 30, 2022. The increase was primarily attributed to merger transaction costs of $11.3 million related to the pending Merger with Smucker, as well as the planned increase in advertising investments and higher share-based compensation expense, partially offset by lower incentive compensation.

Other Expense
Other expense for the three months ended September 30, 2023 was $10.6 million compared to other income of $21.6 million for the three months ended September 30, 2022. The increase in other expense was primarily due to lapping the gain from receipt of insurance proceeds of $33.0 million under the representation and warranty insurance policy purchased in connection with the Voortman acquisition during the three months ended September 30, 2022. Additionally, the increase in other expense was due to interest expense on our term loan, which was $11.5 million and $11.1 million for the three months ended September 30, 2023 and 2022, respectively, partially offset by a decrease in foreign currency remeasurement.
Other expense for the nine months ended September 30, 2023 was $38.8 million compared to other income of $2.3 million for the nine months ended September 30, 2022. The increase in other expense was primarily due to lapping the gain from receipt of insurance proceeds of $33.0 million under the representation and warranty insurance policy purchased in connection with the Voortman acquisition during the nine months ended September 30, 2023. Additionally, the increase in other expense was due to interest expense on our term loan, which was $33.8 million and $30.2 million for the nine months ended September 30, 2023 and 2022, respectively, partially offset by a decrease in foreign currency remeasurement.
Income Taxes
Our effective tax rate for the three months ended September 30, 2023 was 30.6% compared to 12.8% for the three months ended September 30, 2022. The increase in effective tax rate for the three months ended September 30, 2023 reflects non-deductible merger transaction costs related to the pending Merger with Smucker, as well as a tax benefit of $1.3 million related to revaluing our deferred tax liabilities due to a change in the estimated state tax rate compared to $2.2 million in the prior year. Additionally, the effective tax rate for the three months ended September 30, 2022 was impacted favorably by the $33.0 million non-taxable gain related to receipt of proceeds under the representation and warranty insurance policy.
Our effective tax rate for the nine months ended September 30, 2023 was 27.2% compared to 20.9% for the nine months ended September 30, 2022. The increase in effective tax rate for the nine months ended September 30, 2023 reflects non-deductible merger transaction costs related to the pending Merger with Smucker, as well as a tax benefit of $1.3 million related to revaluing our deferred tax liabilities due to a change in the estimated state tax rate compared to $2.2 million in the prior year. Additionally, the effective tax rate for the nine months ended September 30, 2022 was impacted favorably by the $33.0 million non-taxable gain related to receipt of proceeds under the representation and warranty insurance policy.

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
As of September 30, 2023 and December 31, 2022, we had working capital, excluding cash and short-term investments of $48.9 million and $26.3 million, respectively. We have the ability to borrow under the Revolver to meet obligations as they come due. As of September 30, 2023, we had approximately $194.1 million available for borrowing under our Revolver.
Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2023 and 2022 were $143.2 million and $164.2 million, respectively. Operating cash flows were lower primarily due to the Voortman insurance proceeds received in the prior year, higher transaction costs and payment of accrued interest, partially offset by higher operating income and lower working capital.
Cash Flows from Investing Activities
Investing activities used $69.3 million and $105.7 million of cash for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we received proceeds from maturity of short-term marketable securities of $18.0 million compared to $21.0 million in proceeds offset by $62.9 million used for acquisition of short-term investments in the prior-year period. During the nine months ended September 30, 2023, our purchase of property, plant and equipment increased from $55.2 million as of September 30, 2022, to $80.1 million due to our continued elevated capital expenditures related to the Arkadelphia, Arkansas facility.
Cash Flows from Financing Activities
Financing activities used $44.7 million and $114.8 million for the nine months ended September 30, 2023 and 2022, respectively. In the current-year period, the long-term debt proceeds received of $336.7 million and long-term debt settlement of $334.9 million related to the refinancing of our $983.2 million term loan. Financing outflows also reflect $10.8 million of fees paid related to the refinancing. Additionally, we repurchased 0.8 million shares of our common stock under the existing share repurchase authorizations for an aggregate purchase price of $19.4 million and an average price per share of $24.50 during the nine months ended September 30, 2023. The net outflow in the prior-year period reflects proceeds on exercise of employee stock options, offset by cash used to repurchase 4.2 million shares of our common stock for an amount of $94.1 million and an average price per share of $22.16 and scheduled payments under the tax receivable agreement and term loan.
Long-Term Debt
On June 30, 2023, we entered into a new $985.0 million Term Loan with the proceeds used to directly repay, in full, the remaining $983.2 million then-outstanding on the prior term loan. Our effective interest rate on our new Term Loan, including the impact of our interest rate swaps, was effectively unchanged at 5.0% from the old term loan. Concurrent to the new Term Loan, we entered into a $200 million Revolver, which replaced our previous $100 million revolver. We had no outstanding borrowings under the Revolver as of September 30, 2023, and maintain a borrowing capacity of $194.1 million. As of September 30, 2023, we had letters of credit worth up to $5.9 million aggregate principal amount outstanding. As of September 30, 2023, we were in compliance with all covenants under our term loan and the Revolver.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposures to market risk have not changed materially since December 31, 2022.

Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
During the three months ended September 30, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings
We are involved from time to time in lawsuits, claims and proceedings arising in the ordinary course of business. These matters typically involve personnel and employment issues, personal injury claims, contract matters and other proceedings arising in the ordinary course of business. Although we do not expect the outcome of these matters to have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could incur judgments, enter into settlements, or be subject to claims that could materially impact our results.

The information furnished by us under this Part II, Item 1 (Legal Proceedings) is incorporated by reference to the information contained in Note 10. Commitments and Contingencies, to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors
Our risk factors are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on February 21, 2023. Other than as set forth below related to the proposed transaction with Smucker, including the Merger of the Company with a wholly owned subsidiary of Smucker, there were no material changes from the risk factors discussed in Part I, Item 1A., “Risk Factors” in our 2022 Form 10-K.

RISKS RELATED TO THE PENDING TRANSACTIONS WITH SMUCKER
If we do not complete the pending transactions with Smucker within the timeframe we anticipate or at all, it could have an adverse effect on our business, financial results, and/or operations.
On September 10, 2023, we entered into the Merger Agreement with Smucker and Purchaser.
The Merger Agreement provides for, among other things and on the terms and subject to the conditions set forth therein, a two-step transaction in which the first step is the Offer. The Merger Agreement provides that, among other things, following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions to the Merger, and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), the Purchaser will merge with and into us, and we will continue as the surviving corporation and a wholly owned subsidiary of Smucker. Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no stockholder vote by our stockholders will be required to consummate the Merger.
We currently anticipate the Offer and the Merger to be completed on November 7, 2023.
If due to some unforeseen reason, the Offer and Merger are not completed on November 7, 2023 or shortly thereafter, we may be subject to a number of material risks, in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our Class A Common Stock reflect a market assumption that the Merger will be completed on a timely basis. The failure to complete the transactions also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 (c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of September 10, 2023, among Hostess Brands, Inc., a Delaware corporation, The J.M. Smucker Company, an Ohio corporation, and its wholly owned subsidiary, SSF Holdings, Inc., a Delaware corporation (incorporated by reference to the Form 8-K filed by the Company with the SEC on September 12, 2023)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2023.

HOSTESS BRANDS, INC.

By:	/s/ Travis E. Leonard
Travis E. Leonard Executive Vice President, Chief Financial Officer